Form 10-K
PMCC FINANCIAL CORP
filed 1998-04-01
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number.: 1-7614

                              PMCC FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                             11-3404072
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Indentification No.)


               66 Powerhouse Road, Roslyn Heights, New York 11577
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (516) 625-3000

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock outstanding at March 24, 1998 was 3,750,000. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the American Stock Exchange, was approximately $9,687,500.

     Forward Looking Information

     The statements included in this Annual Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this Annual Report on Form 10-K and in PMCC Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                     PART I

     Item 1. Business

     General

     PMCC  Financial  Corp.  ("PMCC" or the  "Company") is a specialty  consumer financial services company providing a broad array of residential mortgage products to customers ranging from prime credit borrowers seeking "conventional" or FHA/VA loans to persons who cannot so qualify, i.e., so-called "B," "C" and "D" or "sub-prime" credit borrowers, seeking "non-conventional" loans. Since mid-1996, the Company has expanded and diversified its mortgage banking activities by opening a fully-staffed wholesale division, significantly increasing its "B," "C" and "D" mortgage originations and establishing a program to provide short-term funding to independent real estate agencies for one to four family residential rehabilitation properties.

     PMCC is a newly formed holding company that conducts all of its business through its wholly-owned subsidiary, Premier Mortgage Corp. ("Premier"). On February 18, 1998, the shareholders of Premier exchanged all of their outstanding common stock for shares of PMCC, and PMCC completed an initial public offering of new shares of common stock (see note 12 of notes to consolidated financial statements).

     The Company's primary mortgage banking business objectives are to enhance its growth, to continue to offer a full range of mortgage products to all types of borrowers and to generate positive cash flow by selling substantially all originated loans for cash to institutional investors, usually without recourse, within a short period after such loans are originated, thereby reducing exposure to interest rate and credit risks.

     The Company has experienced growth in its mortgage banking activities in recent years, originating $47 million in mortgage loans in 1994, $71 million in mortgage loans in 1995, $133 million in mortgage loans in 1996 and $315 million in mortgage loans in 1997. For its fiscal years ended December 31, 1995, 1996 and 1997, the Company had revenues from its mortgage banking activities of $3.3 million, $6.6 million and $14.2 million, respectively.

     The Company originates residential first mortgages in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through referrals from local real estate agents, builders, accountants, financial planners and attorneys, as well as from direct customer contact via advertising, direct mail and promotional materials. The Company's wholesale division originates mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. For the year ended December 31, 1997, approximately 59% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 41% from its wholesale operations.

     The Company's revenues from mortgage banking activities are primarily generated from the premiums it receives on the sale of mortgage loans it originates, and from interest earned during the period the Company holds mortgage loans for sale. The Company's mortgage loans, together with servicing rights to these mortgages, are usually sold on a non-recourse basis to institutional investors, in each case within approximately seven to 30 days of the date of origination of the mortgage (30-90 days for sub prime originations). In general, when the Company establishes an interest rate at the origination of a mortgage loan, it attempts to contemporaneously lock in an interest yield to the institutional investor purchasing that loan from the Company. By selling these mortgage loans, shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks. Furthermore, by selling its mortgage loans on a "servicing-released" basis, the Company avoids the administrative and collection expenses of managing and servicing a loan portfolio and it avoids a risk of loss of anticipated future servicing revenue due to mortgage prepayments in a declining interest rate environment.

     The Company also generates income by charging fees for short-term funding to independent real estate agencies for the purchase, rehabilitation and resale of vacant one-to-four family residences in New York City and Long Island, New York. The Company provides this funding to several independent real estate agencies who specialize in the rehabilitation and marketing of these properties. As security for providing the independent real estate agencies with the funding to accomplish the purchase, rehabilitation and resale of the property, title to the properties is held by the Company. The Company's income from this activity is limited to the fees and interest charged in connection with providing the funding and is not related to any gain or loss on the sale of the property. Since the Company holds the title to these properties, for financial reporting purposes the Company records as revenue the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the independent real estate agents. From the commencement of this activity on September 1, 1996 through December 31, 1996, the Company completed 35 transactions and recorded revenues of $5.1 million and cost of sales of $4.8 million. At December 31, 1996, the Company had 43 properties in various stages of rehabilitation and awaiting resale. For the year ended December 31, 1997, the Company completed 169 such transactions and at December 31, 1997, the Company had 125 properties in various stages of rehabilitation and awaiting resale. The Company's revenues and costs of sales from this activity for the year ended December 31, 1997 were $25.1 million and $23.6 million, respectively. Although the Company expects to continue this activity in its markets, there can be no assurance that the Company's historical rate of growth of this activity will continue in future periods.

     The growth of the Company's mortgage lending to "B," "C" and "D" credit borrowers reflects the establishment, in April 1997, of the Company's sub-prime lending division, increased customer demand for sub-prime mortgage products and the availability of capital to the Company for these mortgage banking products. In most cases, "B," "C" and "D" credit borrowers have substantial equity in their residences and while some of these sub-prime customers have impaired credit, such customers also include individuals who seek an expedited mortgage process, and persons who are self-employed or, due to other circumstances, have difficulty verifying their income. The Company believes that the demand for loans by "B," "C" and "D" credit customers is less dependent on general levels of interest rates or home sales and therefore may be less cyclical than conventional mortgage lending. The Company's sub-prime mortgage lending activity is subject to certain risks, including risks related to the significant growth in the number of sub-prime lenders in recent years, risks related to certain potential competition and risks related to credit-impaired borrowers.

     Growth Strategy

     The Company's growth strategy includes the following elements:

     increase the Company's "B," "C" and "D" mortgage originations through recruitment of experienced salespersons and acquisitions of mortgage brokers or mortgage banks in the Northeast that specialize in mortgage products for this target market. The Company believes that acquisitions of mortgage brokers and bankers who specialize in sub-prime mortgage products in particular local markets is a cost-effective way of reaching new customers. The Company has no present plans, agreements or arrangements with respect to any acquisition, but intends to pursue one or more of such acquisitions during 1998;

     increase the Company's wholesale mortgage origination business in New York and expand into other states. The Company believes that its broad range of mortgage alternatives for most classifications of borrowers and its ability to promptly make decisions provides it with the opportunity to increase this aspect of its business in the New York and New Jersey markets and in other markets in to which it intends to expand. Prompt and consistent service to independent mortgage loan brokers who are sources of wholesale loan transactions is a key to the Company increasing its wholesale mortgage originations and establishes the basis for repeat business and referrals from these brokers;

     expand the Company's retail mortgage origination business into Connecticut, Pennsylvania, Florida and Maryland. During 1998, the Company intends to open at least four "retail" sales offices (i.e., offices intended to deal directly with potential borrowers) in these states, although it has not yet identified the exact locations of these additional offices. This expansion activity will be based on the Company's ability to recruit experienced loan officers and other qualified personnel in particular markets. The expansion costs for new sales offices are generally mitigated by leasing short-term executive suite space until revenues are generated by the office, at which time the Company will lease permanent space. Controlling the costs of expansion permits the Company to enter and, if necessary, exit new geographic markets quickly with limited financial impact. The Company's goal is for each office to achieve break-even operations within six months after opening;

     expand the Company's residential rehabilitation activities outside of New York City and Long Island, New York. The Company believes that opportunities exist in other locations within New Jersey and the New York metropolitan area to provide fee-based short-term funding for residential rehabilitation properties. In some cases, this funding would be provided to one of the specialized real estate companies with which the Company already does business, while in other cases, the Company may elect to work with companies with which it has not done business in the past. The Company views its residential rehabilitation activities as important sources of fee business and follow-on mortgage origination business; and

     recruit additional key personnel. The Company continues to seek to hire experienced mortgage loan and operations personnel, particularly with experience in sub-prime mortgage originations. The Company views its employees as key to its growth, and believes it offers compensation packages that will both attract new employees and retain existing ones.

     There can be no assurance as to the specific time-frame concerning when the Company will implement any elements of its growth strategy, whether the Company will be successful in implementing this strategy or whether the implementation of this strategy will result in increased revenue or income to the Company.

     Operating Strategy

     The Company's operating strategy includes the following elements:

     continue to provide quality service. The Company seeks to provide high levels of service to its retail customers and the broker network that is a source of wholesale loan originations. This service includes prompt preliminary approval of loans, consistent application of the Company's underwriting guidelines and prompt funding of loans. To provide this level of service, each loan is handled by a team of professionals that includes experienced loan sales personnel, processors and underwriters. The Company believes that this commitment to service provides it with a competitive advantage in establishing and maintaining a productive sales force and satisfactory broker relationships;

     maintain underwriting standards. The Company's underwriting process is designed to thoroughly, expeditiously and efficiently review and underwrite each prospective loan and to insure that each loan can be sold to a third-party investor by conforming to its requirements. The Company employs seven underwriters,  with an  average  of  twelve  years  of  relevant  mortgage  loan
experience,   to  ensure  that  all  originated   loans  satisfy  the  Company's
underwriting  criteria.   Each  loan  is  reviewed  and  approved  by  a  senior
underwriter. The Company believes that its experienced underwriting staff provides it with the infrastructure required to manage and sustain the Company's growth rate while maintaining the quality of loans originated;

     broaden product offerings. The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its customers who may be "retail" customers and brokers who are sources of wholesale loan originations. The Company successfully negotiates master commitments from its investors for special niche products which are only offered to a limited number of companies nationwide. The Company intends to continue to negotiate these specialized master commitments to allow the Company to offer exceptional niche products that are only offered to a limited amount of companies nationwide;

     continue delegated underwriting approval status. The Company seeks to provide a high level of service to its retail and wholesale accounts, by having internal authority to approve a large portion of the loans it sells. In addition to FNMA, FHLMC, FHA and jumbo loans, the Company has been delegated authority by certain institutional investors to approve many of the Company's niche products. The Company has provided training for its processors and underwriters to efficiently review each file for compliance with investor guidelines. The Company believes that its delegated authority to approve most loans provides it with a competitive advantage because it allows the Company to provide additional services to its borrowers and correspondents; and

     invest in information systems. In its continued effort to increase efficiency, the Company plans to upgrade its information systems in 1998. The Company intends to continually look for ways to improve efficiencies through automation.

     The Company does not currently intend to engage in mortgage securitization activities.


     Mortgage Products Offered

     The Company believes it is one of a small group of multi-state mortgage bankers that offer on a direct (or "retail") basis a broad array of mortgage products to prime credit borrowers (i.e., a credit-rated borrower seeking a conventional or FHA/VA insured loan), and borrowers who are unable to qualify for conforming home mortgages (i.e., the "B," "C" and "D" credit-rated, or sub-prime borrower). The Company's experience and expertise in numerous types of mortgage products also gives it the ability to originate a full range of mortgage products on a wholesale basis. This broad array of products allow most prospective borrowers to obtain a mortgage through the Company.

     The following are examples of the more than 200 mortgage programs offered to prime credit and sub-prime credit borrowers:

     Fixed interest rate mortgages with a fixed monthly payment; this loan is fully amortizing over a given number of years (for example, 15 or 30 years); a portion of the monthly payment covers both interest and principal.

     Fixed interest rate balloon mortgages with equal monthly payments based on a long-term schedule (15 to 30 years), yet payment of the outstanding balance is due in full at an earlier date (5 to 10 years).

     Adjustable interest rate mortgages ("ARMs") repayable over seven to 30 years with monthly payments adjusted on a periodic basis (i.e., six months or once a year) based upon interest rate fluctuations.

     ARMs offer additional alternatives:

     Adjustment period -- This determines when the first interest rate and payment changes will take place; an ARM could make its initial adjustments after six months, one year, three years, five years or ten years and subsequent adjustments take place either every six months or one year thereafter.

     Caps -- "Caps" place limits on payments and interest rate changes per adjustment period. For example, for an ARM that adjusts every year, the maximum increase in the interest rate on the adjustment date is typically 200 basis point per year (i.e., a mortgage would adjust from 7% to 9%) and 600 basis points for the life of the loan.

     Index -- The index is the basis upon which interest rate adjustments are made; typically it is related to various Treasury bill rates or another widely published rate such as LIBOR.

     Mortgages are also offered with a variety of combinations of interest rates and origination fees so that its customers may elect to "buy-down" the interest rate by paying higher points at the closing or pay a higher interest rate and reduce or eliminate points payable at closing. The Company's mortgage products are further tailored, i.e., are offered with varying down payment requirements, loan-to-value ratios and interest rates, to a borrower's profile based upon the borrower's particular credit classification and the borrower's willingness or ability to meet varying income documentation standards -- the full income documentation program pursuant to which a prospective borrower's income is evaluated based on tax returns, W-2 forms and pay stubs; the limited income documentation program pursuant to which a prospective borrower's income is evaluated based on bank statements and profit and loss statements; the stated income program pursuant to which a prospective borrower's employment, rather than income, is verified; or the no ratio loan program pursuant to which a prospective borrower's credit history and collateral values, rather than income or employment, are verified. These loan variations give the Company the flexibility to extend mortgages to a wider range of borrowers.

     FHA/VA Mortgages. The Company has been designated by the U.S. Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the Federal Housing Administration ("FHA") and as an automatic endorser of loans partially guaranteed by the Veterans Administration ("VA"), allowing the Company to offer so-called "FHA" or "VA" mortgages to qualified borrowers. Generally speaking, FHA and VA mortgages are available to borrowers with low/middle incomes and impaired credit classifications for properties within a specific price range (generally less than $160,950 for one-family residences or $205,912 for two-family residences located in the New York City metropolitan area). FHA and VA mortgages must be underwritten within specific governmental guidelines, which include income verification, borrower asset, borrower credit worthiness, property value and property condition. Because these guidelines require that borrowers seeking FHA or VA mortgages submit more extensive documentation and the Company perform a more detailed underwriting of the mortgage than prime credit mortgages, the Company's revenues from these mortgages are generally higher than a comparable sized mortgage for a prime credit borrower.


     Credit Classifications for Sub-Prime Borrowers

     The Company has established credit classifications for sub-prime borrowers "B+" through "D" -- including subratings within those categories -- based on the credit profiles of the applicant and a credit scoring model. These classifications are determined by factors that include the applicant's credit history, the loan-to-value ratio, the applicant's employment status, the applicant's income (and verification thereof), and the applicant's debt/income ratio. The Company believes its classifications are generally consistent with established industry-wide practices utilized by third-party investors to create and maintain a substantial liquid secondary market for these mortgages. The significance of these classifications is that mortgages for sub-prime borrowers typically carry higher origination fees and higher interest charges than conventional mortgages, and are, therefore, significantly more profitable to the Company than conventional and/or FHA/VA mortgages.

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the four years ended December 31, 1997.


                                            Years Ended December 31,
                                                 ($ in thousands)

                                   1994             1995            1996         1997
                                   ----             ----            ----         ----

Conventional Loans:
  Volume                        $46,700          $51,300         $75,400      $177,825
  Percentage of total volume       100%            72.6%           56.6%         56.5%
FHA/VA Loans:
  Volume                             --          $19,400         $57,700       $75,060
  Percentage of total volume         --            27.4%           43.4%         23.9%
Sub-Prime Loans
  Volume                              *                *               *       $61,675
  Percentage of total volume          *                *               *         19.6%
Total Loans:
  Volume                        $46,700          $70,700        $133,100      $314,560
  Number of Loans                   273              470             890         2,160
  Average Loan Size                $171             $150            $150          $146
------------


     *For the referenced periods, sub-prime loans represented less than five percent of the Company's loan originations and are included in the Company's conventional loans.


     Operations

     Markets. The Company currently services mortgage customers in New York State (particularly in New York City and throughout Long Island) and New Jersey through three offices. Additionally, the Company has mortgage banking licenses in Connecticut and Florida. During 1998, the Company intends to open four additional retail offices in New York, Pennsylvania and Maryland and will open other retail offices as opportunities present themselves. These offices will allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. The Company will seek to increase its wholesale mortgage originations through its existing offices and by obtaining licenses in approximately 10 additional states within the next year. The Company intends to expand its residential rehabilitation activities through its existing and future agency relations.

     The Company also expects to expand into selected geographic markets through acquisitions of mortgage banking/mortgage broker businesses that have established niches in such areas. The Company believes these acquisitions are a cost-effective strategy for increasing mortgage originations, and is particularly interested in businesses in the Northeast and mid-Atlantic Region that specialize in mortgage products for "B," "C" and "D" customers.

     Retail Mortgage Originations. The Company's typical retail customer is assigned to one of the Company's mortgage loan officers working at one of the Company's offices who spends approximately one hour interviewing the applicant about his/her mortgage borrowing needs and explaining the Company's mortgage product alternatives. Following this interview, the mortgage loan officer assists the customer in completing an application and gathering supporting documentation (a "loan file"). Once the loan file is submitted, a sales manager reviews the file to verify that the loan complies with a specific product that the Company can resell to institutional investors. The Company assigns a loan processor to review a loan file for completeness and requests missing documentation from the borrower. The Company's review of a loan file and the related underwriting process generally includes matters such as verification of an applicant's sources of down payment, review of an applicant's credit report from a credit reporting agency, receipt of a real estate appraisal, verification of the accuracy of the applicant's income and other information, and compliance with the Company's underwriting criteria and those of either FHA and/or institutional investors. The Company's review/underwriting process allows it to achieve efficiency and uniformity in processing, as well as quality control over all loans. In the case of prime and FHA/VA mortgages, the underwriting process occurs at the Company's offices in Roslyn Heights, New York and Union, New Jersey, while sub-prime loans are separately processed and underwritten at the Company's office in Roslyn Heights, New York.

     When a loan reaches the underwriting department, the Company's goal is to promptly evaluate the loan file to reach preliminary decisions within 24 to 48 hours of receipt. After a loan has been approved, the Company issues a written loan commitment to the applicant which sets forth, among other things, the principal amount of the loan, interest rate, origination and/or closing fees, funding conditions and approval expiration dates.

     Approved applicants have a choice of electing to "lock-in" their mortgage interest rate as of the application date or thereafter or to accept a "prevailing" interest rate. A "prevailing" interest rate is subject to change in accordance with market interest rate fluctuations and is set by the Company three to five days prior to closing. At the closing, a Company-retained attorney or closing agent is responsible for completing the mortgage transaction in accordance with applicable law and the Company's operating procedures and completion of appropriate documentation.

     As a "retail" mortgage originator, the Company performs all the tasks required in the loan origination process, thereby eliminating any intermediaries from the transaction. This permits the Company to maximize fee income and to be a low cost provider of mortgage loans. This structure provides the Company with a competitive advantage over mortgage brokers, who must outsource a significant portion of the loan origination process, and over banks, which usually have greater overhead expenses than the Company. In addition, handling the entire loan origination process in-house leads to effective quality control and better communication among the various personnel involved.

     Wholesale Mortgage Operations. Wholesale mortgage originations are the responsibility of the Company's wholesale division, which solicits referrals of borrowers from a network of approximately 125 independent mortgage bankers and brokers located throughout New York and New Jersey. In wholesale originations, these mortgage bankers and brokers deal directly with the borrowers by assisting the borrower in collecting all necessary documents and information for a complete loan application, and serving as a liaison to the borrower throughout the lending process. The mortgage banker or broker submits this fully processed loan application to the Company for underwriting determination.

     The Company reviews the application of a wholesale originated mortgage with the same underwriting standards and procedures used for retail loans, issues a written commitment, and upon satisfaction of all lending conditions, closes the mortgage with a Company-retained attorney or closing agent who is responsible for completing the transaction as if it were a "retail" originated loan. Mortgages originated from the wholesale division are sold to institutional investors similar to those that purchase loans originated from the Company's "retail" operation.

     Because mortgage brokers may submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to an application as quickly as possible. Since the Company has been delegated authority from institutional investors to approve most loans, the Company generally issues an underwriting decision within 24 to 48 hours of receipt of a file.

     The Company works with approximately 125 mortgage bankers and brokers on a regular basis. The Company conducts due diligence on potential mortgage bankers and brokers, including verifying financial statements of the company and credit checks of principals, business references provided by the bankers or brokers and verifying through the banking department that the mortgage banker or broker is in good standing. Once approved, the Company requires that each mortgage banker or broker sign an agreement of purchase and sale in which the mortgage banker or broker makes representations and warranties governing both the mechanics of doing business with the Company and the quality of the loan submissions. In addition, the Company regularly reviews the performance of loans originated through mortgage bankers and brokers.


     Through the wholesale division, the Company can increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations because brokers conduct their own marketing and employ their own personnel to attract customers, to assist the borrower in completing the loan application and to maintain contact with borrowers.

     Residential Rehabilitation Activities. In September 1996, the Company commenced a program of providing short-term fee-based funding to several real estate agencies with specialized expertise in the acquisition, rehabilitation and resale of vacant one-to-four family residential properties in New York City and Long Island, New York. These properties are generally offered to the agencies by banks or other mortgage companies that have acquired title and possession through a foreclosure proceeding. The Company's process of providing this short-term funding commences when an agency submits information about a property to the Company which the agency believes meets the Company's rehabilitation financing criteria. If the Company agrees to fund the rehabilitation of the property, it will advance the purchase of the property at up to 70% of the appraised value. The Company generally does not fund properties when the purchase price of the property is greater than 70% of the appraised value. As security for providing these independent real estate agencies with the funding to accomplish the purchase, residential rehabilitation and resale of the property, title to these properties is held by the Company. The Company's income from this activity is limited to the fees and interest charged in connection with providing the financing and not from any gain or loss on the sale of the property. The terms of these financing agreements with the agencies (the "Agent Agreement") provide that all risks relating to the ownership, marketing and resale of the property are borne by the agencies, including obtaining insurance on the property, maintaining the property and arranging for all aspects of offering and selling the property to potential buyers and renovating the property to the satisfaction of the buyer. The Agent Agreements also provide that the Company's fee, which averages approximately $9,000, is a priority payment after payment of the funds advanced by the Company, over any monies paid to the agencies. The agencies and their principals personally guaranty reimbursement of all costs and the total fee payable to the Company. The properties funded by the Company through the residential rehabilitation program are generally acquired at prices between $60,000 and $100,000 each, and the renovation/rehabilitation expenses (which are borne by the agencies) are usually between $10,000 and $20,000 per property. The period during which these properties are financed generally ranges from three to five months. Because the Company holds title to these properties, for financial reporting purposes the Company records as revenue the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the independent real estate agents.

     The Company's arrangement with these agencies is not exclusive, although the Company does encourage the agencies to provide the Company with a "first right" of funding each property that each agency has identified. The Company has investigated each agency and is satisfied that their financial condition and business reputation is acceptable. As the Company opens additional retail offices, it will consider funding residential rehabilitation properties in the areas served by such offices.

     The Company believes that its residential rehabilitation program serves as an additional source of mortgage originations since purchasers of such properties seek mortgage financings and are encouraged to submit applications to the Company. Approximately 90% of the buyers of such properties obtained mortgages originated by the Company. The process by which these mortgages were processed and underwritten was identical to the Company's procedures for reviewing and underwriting mortgages originated from retail or wholesale sources, and each of these mortgages was sold to third party investors in the normal course of the Company's business.


     Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking and residential rehabilitation financing activities in large part through a warehouse line of credit and its ability to continue to originate mortgage loans and provide residential rehabilitation financings is dependent on continued access to capital on acceptable terms.

     The Company's warehouse line of credit (the "Warehouse Facility"), as amended, with two commercial banks (PNC Mortgage Bank and LaSalle National Bank) commenced in July 1997, and currently allows the Company to borrow up to $66.1 million through April 1, 1998 and $60 million until expiration on May 31, 1998. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. The Company is required to comply with certain financial covenants and the borrowings are guaranteed by Ronald Friedman, the Company's President, Chief Executive Officer and a director and Robert Friedman, the Company's Chief Operating Officer, Secretary, Treasurer and Chairman of the Board of Directors. The Company's Warehouse Facility with these two banks expires on May 31, 1998, and is terminable by the banks at any time without cause, upon 60 days notice to the Company.

     The Warehouse Facility requires the Company to repay the amount it borrows to fund a loan generally within 60 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. Until the loan is sold to an investor and repayment of the loan is made under the Warehouse Facility, the Warehouse Facility provides that the funded loan is pledged to secure the Company's outstanding borrowings. Interest payable on fixed loans is LIBOR plus 2.25% per year, while interest payable on adjustable rate mortgages is LIBOR plus 2% per year.

     From August 1996 through November 1997, one of the commercial banks that provides the Warehouse Facility supplemented this lending facility through a gestation agreement (the "Gestation Agreement"), which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $20 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the Borrowing Agreement and committed to be sold to institutional investors. Under the Gestation Agreement, the Company was required to arrange for institutional investors to take delivery of the loans within 20 days of their sale to the bank; otherwise the Company was required to repurchase the loans. On November 15, 1997 the Gestation Agreement expired. The bank providing the Gestation Agreement exited the business of providing gestation lines of credit, but has allowed the Company to continue to utilize the line of credit until February 20, 1998. On February 28, 1998, the outstanding balance under the Gestation Agreement, was consolidated with the Warehouse Facility. The Company believes that other financial institutions will provide it with a gestation line of credit, but no assurance can be made that the Company will find such financial institution or that the line of credit will be available on reasonable terms or at all.

     From time to time, the Company has borrowed from three affiliated corporations owned by Ronald Friedman and Robert Friedman. As of December 31, 1997, $3.1 million remained outstanding, all of which is secured by a mortgage against certain residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property is sold, proceeds are used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year.

     In November 1996, Ronald Friedman loaned the Company $275,000, evidenced by a promissory note, due in full on January 1, 1998, bearing an interest rate of 8% per year. In addition, the Company purchased the minority interest in RF Properties Corp. from Ronald Friedman for $18,163, evidenced by a promissory note. The note bears an interest rate of 8% per year. These loans were repaid as of January 1, 1998.

     Sale of Loans

     The Company follows a strategy of selling all of its originated loans for cash to institutional investors, usually on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of the majority of the Company's loan sales does not, however, entirely eliminate the Company's default risk since the Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to make its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process.

     The Company's mortgage loan sales are made to a select number of institutional investors. From June 1997 through September 30, 1997, the Company had an agreement with IMC to sell up to $32 million of "B," "C" and "D" loans which assured the Company's sale of these loans in bulk, at favorable prices. Although the Company's agreement with IMC expired on September 30, 1997, IMC, and other investors, continue to purchase loans from the Company. During 1996 and 1997, the Company sold substantially all of its prime and FHA/VA loans to three other institutional investors. The Company, consistent with industry custom, has, from time to time, made arrangements with these and other institutional investors that allow the Company to sell mortgage loans at favorable prices if targeted loan volumes are achieved.


     Quality Control

     In accordance with HUD regulations, the Company is required to perform quality control reviews of its FHA mortgage originations. The Company's quality control department examines branch offices and approximately 10% of all mortgage originations for compliance with federal and state lending standards, which may involve reverifying employment and bank information and obtaining separate credit reports and property appraisals. Quality control reports are submitted to senior management monthly.


     Marketing and Sales

     The Company has developed numerous marketing programs at both the corporate and the branch office level. These programs include, among others, market-sensitive advertising in key newspapers and other publications, public relations, promotional materials customized for consumers and real estate professionals, collateral materials supporting particular product promotions, educational seminars, trade shows, telemarketing, and sponsoring or promoting other special events. The Company also conducts seminars in conjunction with other real estate professionals targeting potential home buyers. The Company is active with local boards of realtors, Better Business Bureaus and the Builders Association of America. All of the Company's loan representatives support these activities with extensive personal contact.


     Competition

     The mortgage banking industry is highly competitive in the states where the Company conducts business and in the states into which it seeks to expand. The Company's competitors include financial institutions, such as other mortgage bankers (e.g. Countrywide Credit Industries, Inc. and Delta Financial Corp.), state and national commercial banks, savings and loan associations (e.g. Long Island Savings Bank and Dime Savings Bank), credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.


     Competition in the mortgage banking industry is based on many factors, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan and interest rates. The Company believes that its competitive strengths include providing prompt, responsive service and flexible underwriting to independent mortgage bankers and brokers. The Company's underwriters apply its underwriting guidelines on an individual basis but have the flexibility to deviate from such guidelines when an exception or upgrade is warranted by a particular loan applicant's situation, such as evidence of a strong mortgage repayment history relative to a weaker overall consumer-credit repayment history. This provides independent mortgage bankers and brokers working with the Company the ability to offer loan programs to a diversified class of borrowers.

     Since there are significant costs involved in establishing retail mortgage offices, there may be potential barriers to market entry for any company seeking to provide a full range of mortgage banking services. No single lender or group of lenders has, on a national level, achieved a dominant or even a significant share of the market with respect to loan originations for first mortgages.

     The Company believes that it is able to compete on the basis of providing prompt and responsive service and offering competitive loan programs to borrowers.

     Information Systems

     The Company  continues  to design and  integrate  into its  operations  the ability to access critical information for management on a timely basis. The Company uses various software programs designed specifically for the mortgage lending industry. Each branch office provides headquarters and senior management with productivity and other key data. The information system provides weekly and monthly detailed information on loans in process, fees, commissions, closings, detailed monthly financial statements and all other aspects of running and managing the business. The Company anticipates using a portion of the proceeds from its recent initial public offering (the "IPO") for upgrades and improvements to its information system. The cost of doing so is estimated to be $1 million, including software, hardware and telephone equipment for all locations.

     Regulation

     The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules and regulations impose obligations and restrictions on the Company's loan originations and credit activities. In addition, these rules limit the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure to the Company's customers, prohibit discrimination and impose qualification and licensing obligations on the Company. The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's lending activities are also subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X promulgated thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting the Company's activities.

     These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status by the banking regulators of the various state governments where the Company operates, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions by federal and state governmental agencies.

     Although the Company believes that it has systems and procedures to insure compliance with these requirements and believes that it is currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations or that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance substantially more difficult or expensive. In the event that the Company is unable to comply with such laws or regulations, its business, prospects, financial condition and results of operations may be materially adversely affected.

     Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for mortgage loans of the kind offered by the Company.

     Seasonality

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

     Environmental Matters

     In the course of its business, the Company takes title (for security purposes) to residential properties intended for near term rehabilitation and resale. Additionally, the Company may foreclose on properties securing its mortgage loans. To date the Company has not been required to perform any investigation or remediation activities, nor has it been subject to any environmental claims relating to these activities. There can be no assurance, however, that this will remain the case in the future. Although the Company believes that the risk of an environmental claim arising from its ownership of a residential property (whether through residential rehabilitation financing or through foreclosure) is immaterial, the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at a property, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with the contamination, which costs may be substantial. In addition, the Company, as the owner or former owner of a contaminated site, may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

     Employees

     As of March 9, 1998, the Company had 106 employees, substantially all of whom were employed full-time. Of these, 72 were employed at the Company's Roslyn Heights, New York headquarters, and 34 were employed at the Company's other offices. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

     Item 2. Properties

     The  Company's  executive  and  administrative  offices  are  located at 66
Powerhouse Road, Roslyn Heights, New York, where the Company leases approximately 6,395 square feet of office space at an annual rent of approximately $150,000. The lease expires in August 2000.

     The Company leases 1,562 square feet of general office space in Hauppauge, New York pursuant to a lease that expires on December 31, 1999 at an average annual rent of approximately $20,000. The Company leases office space in Union, New Jersey pursuant to a lease that expires on February 28, 2002 with annual rent of $61,762. The Company also leases 1,670 square feet of office space in Roslyn Heights, New York pursuant to a lease that expired on January 31, 1998 with annual rent payments of $40,500. On March 17, 1998 the Company entered into a new lease at 3 Expressway Plaza, Roslyn Heights, New York for approximately 23,000 square feet with annual first year rental payments of $464,000. The Company will consolidate its existing Roslyn Heights operations into this new facility in the second quarter of 1998.

     Item 3. Legal Proceedings

     In the ordinary course of its business, the Company is from time to time subject to various legal proceedings. The Company does not believe that any routine legal proceedings, individually or in the aggregate, will have a material adverse affect on the operations or financial condition of the Company.

     Item 4. Submission of Matters to a Vote of Security Holder

     None.

                                     PART II


     Item 5.  Market  for  Registrants  Common  Equity and  Related  Stockholder
Matters

     PMCC's common stock was listed on the American Stock Exchange effective February 18, 1998 under the symbol "PFC."

     The initial public offering price was $9.00 per share for the 1,250,000 shares sold by the Company.


     Item 6. Selected Financial Data


     Consolidated Statement of Operations Data:

                                                       At or for the Years Ended December 31,
                                             1993           1994           1995            1996        1997
                                                      ($ in thousands, except per share data)
                                                      ---------------------------------------
Revenues                                   $1,464           $1,187        $3,315         $11,676      $39,364
Net income                                    303               62           196           1,034        3,701
Pro forma net income1                                                                        517        2,150
Pro forma net income per share -
diluted2                                                                                    0.21         0.84

Operating Data:

Mortgage loans originated:
Conventional                                                46,700        51,300          75,400      177,825
FHA/VA                                                        -           19,400          57,700       75,060
Sub Prime (B,C,D)3                                            -             -               -          61,675
                                                            ------        ------         -------      -------
                                                            46,700        70,700         133,100      314,560
                                                            ======        ======         =======      =======
Number of loans originated                                     273           470             890        2,160
Average principal balance per
loan originated                                               $171          $150            $150         $146

Consolidated Balance Sheet Data:

Receivable from sales of loans                -               -           $1,357          $9,838      $35,131
Mortgage loans held for sale,                 $32             $582         5,537           2,875       18,610
Residential rehabilitation properties         -               -              -             3,246       11,584
Total assets                                  574            1,098         8,232          17,153       68,427
Borrowings                                    -                557         6,476          14,198       59,410
Shareholders' equity                          505              465         1,114           1,878        4,809


     1 The pro forma presentation of statement of operations data reflects the provision for income taxes as if the Company had been a C corporation at assumed effective tax rates ranging from 41-42%. The pro forma statement of operations data also reflects an increase in officer compensation expense pursuant to proposed employee contracts.

     2 Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares and share equivalents outstanding.

     3 For the years ended December 31, 1995 and 1996, the Company estimates that the sub-prime loans accounted for less than 5% of the Company's total originals for those years and are included in conventional loans for those years.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Years Ended December 31, 1997 and 1996

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:


                                                       Years Ended December 31,
                                                       1997                1996
                                                       ----                ----

Sales of residential rehabilitation properties      $25,136,099       $5,073,253
Gains of sales of mortgage loans, net                11,844,108        5,867,250
Interest earned                                       2,383,660          735,802
                                                    -----------      -----------
Total revenues                                      $39,363,867      $11,676,305
                                                    ===========      ===========

     Revenue from the sale of residential rehabilitation properties increased $20.1 million, or 395%, to $25.1 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 169 for the year ended December 31, 1997 from 35 for the year ended December 31, 1996.

     Gains on sales of mortgage loans increased $6.0 million, or 102%, to $11.8 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's wholesale division and B-C-D division which commenced operations in January 1997 and April 1997, respectively. Mortgage loan originations were $315 million and $133 million for the years ended December 31, 1997 and 1996, respectively. Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $1.6 million, or 224%, to $2.4 million for the year ended December 31, 1997 from $736,000 for the year ended December 31, 1996. This increase was primarily due to increased mortgage originations for the year ended December 31, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                        Years Ended December 31,
                                                        1997                1996
                                                        ----                ----

Cost of sales-residential rehabilitation properties    $23,621,193    $4,788,944
Compensation and benefits                                6,995,104     3,674,490
Interest expense                                         2,745,610      839,284O
Other general and administrative                         2,260,485     1,326,265
                                                       -----------   -----------
Total expenses                                         $35,622,392   $10,628,983
                                                       ===========   ===========

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Cost of sales - residential rehabilitation properties increased $18.8 million, or 393%, to $23.6 million for the year ended December 31, 1997 from $4.8 million for the year ended December 31, 1996. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $3.3 million, or 90%, for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. This increase was primarily due to increased sales' salaries and commission which are based substantially on mortgage loan originations. Administrative and support personnel increased from 33 employees at December 31, 1996 to 68 at December 31, 1997.

     Interest  expense  increased  $1.9  million,  or 227%,  for the year  ended
December 31, 1997 from $839,000 for the year ended December 31, 1996. Approximately $333,000 of this increase was attributable to the funding of residential rehabilitation properties. The remainder of the increase was attributable to the increase in mortgage originations funded through the Company's warehouse facility.

     Other general and administrative expense increased $934,000, or 70%, to $2.3 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.


     Years Ended December 31, 1996 and 1995

     Revenues. The following table sets for the components of the Company's revenues for the periods indicated:


                                                        Years Ended December 31,
                                                        1996                1995
                                                        ----                ----

Sales of residential rehabilitation properties         $5,073,253          ----
Gains of sales of mortgage loans, net                   5,867,250      3,083,010
Interest earned                                           735,802        231,916
                                                      -----------     ----------
Total revenues                                        $11,676,305     $3,314,926
                                                      ===========     ==========

     Revenue from the sale of residential rehabilitation properties increased $5.1 million for the year ended December 31, 1996 from $0 for the year ended December 31, 1995. This activity commenced in September 1996.

     Gains on sales of mortgage loans increased by $2.8 million, or 90%, to $5.9 million for the year ended December 31, 1996 from $3.1 million for the year ended December 31, 1995. This increase was primarily due to increased loan originations and loan sales from the Company's existing retail offices.

     Interest earned increased $504,000, or 217%, to $736,000 for the year ended December 31, 1996 from $232,000 for the year ended December 31, 1995. This increase was primarily attributable to the increase in mortgage originations for 1996 as compared to 1995 and to the Company utilizing its Warehouse Facility to a greater degree in 1996. During 1995, a portion of its mortgage originations were funded directly by institutional investors at closing.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                        Years Ended December 31,
                                                        1996                1995
                                                        ----                ----

Cost of sales-residential rehabilitation properties    $4,788,944          ----
Compensation and benefits                               3,674,490      2,069,443
Interest expense                                          839,284        245,281
Other general and administrative                        1,326,265        797,042
                                                       ----------     ----------
Total expenses                                        $10,628,983     $3,111,766
                                                      ===========     ==========

     Cost of sales - residential rehabilitation properties increased to $4.8 million for the year ended December 31, 1996 from $0 for the year ended December 31, 1995. This activity commenced in September 1996.

     Compensation and benefits increased $1.6 million, or 78%, to $3.7 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. This increase was primarily attributable to increased sales' salaries and commissions, which are based substantially on loan production. Administrative and support personnel increased from 17 employees at December 31, 1995 to 33 employees at December 31, 1996.

     Interest expense increased by $594,000, or 242%, to $839,000 for the year ended December 31, 1996 from $245,000 for the year ended December 31, 1995. This increase was primarily attributable to the increase in the volume of loans, substantially all of which were funded through the Company's Warehouse Facility. Approximately $77,000 of this increase related to residential rehabilitation financing during the period.

     Other general administrative expenses increased by $529,000, or 66%, to $1.3 million for the year ended December 31, 1996 from $797,000 for the year ended December 31, 1995. This increase was primarily attributable to the Company's increased volume of loan originations.

     Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under the Warehouse Facility, borrowings from affiliates and cash flow from operations. The amount of outstanding borrowings under the Warehouse Facility at December 31, 1997 was $58.5 million. The Warehouse Facility is secured by the mortgage loans and residential
rehabilitation   properties   funded  with  the  proceeds  of  such  borrowings.
Borrowings from affiliates are secured by mortgages on the residential rehabilitation properties for which monies were borrowed.

     Under the Warehouse Facility, the interest rate charged for borrowings is LIBOR plus 21/4% on fixed rate loans and LIBOR plus 2% on adjustable rate mortgages. The Warehouse Facility expires on May 31, 1998 and is funded by two commercial banks. The Warehouse Facility contains certain covenants limiting indebtedness, liens, mergers, changes in control and sale of assets, and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Facility when its current term expires.

     The Company's Warehouse Facility with two commercial banks (PNC Mortgage Bank and LaSalle National Bank) commenced in July 1997 and, as amended, allows the Company to borrow $66.1 million through April 1, 1998 and $60 million until expiration. These borrowings are to be repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. The Warehouse Facility requires the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, levels and ratios of indebtedness, restrictions on the sale or pledge of any future retained servicing rights, restrictions on the payments of dividends and distributions and provisions with respect to merger, sale of assets, acquisitions, change of control and change in senior management. The Warehouse Facility contains a cross default provision in the event that the Company is in default of other loan agreements whereby the Company owes, in the aggregate, more than $100,000. In addition, borrowings are guaranteed by Ronald Friedman, President, Chief Executive Officer and a Director of the Company and Robert Friedman, Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company. The Company's Warehouse Facility with these two banks expires is terminable by the banks at any time without cause, upon 60 days notice to the Company.

     From August 1996 through November 1997, one of the commercial banks that provides the Warehouse Facility supplemented this lending facility through the Gestation Agreement, which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $20 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the Warehouse Facility and committed to be sold to institutional investors. Under the Gestation Agreement, the Company was required to arrange for institutional investors to take delivery of the loans within 20 days of their sale to the bank; otherwise the Company was required to repurchase the loans. On November 15, 1997 the Gestation Agreement expired. The bank providing the Gestation Agreement exited the business of providing gestation lines of credit, but allowed the Company to continue to utilize the line of credit until February 20, 1998. On February 28, 1998, the Company's outstanding balance under the Gestation Agreement was consolidated with the Warehouse Facility. The Company believes that other financial institutions will provide it with a gestation line of credit, but no assurance can be made that the Company will find such financial institution or that the line of credit will be available on reasonable terms or at all.

     Since September 1, 1996, the Company has borrowed funds from three corporations owned by Ronald Friedman, the President, Chief Executive Officer and a Director of the Company, and Robert Friedman, the Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company, to provide funding for residential rehabilitation properties and for working capital purposes. At December 31, 1997 borrowings from affiliates totaled $3.1 million. At December 31, 1996 borrowings from affiliates totaled $762,000. Interest on borrowings from affiliates is 10% per annum and the borrowings are secured by certain of the Company's residential rehabilitation properties.

     In November 1996, Ronald Friedman loaned the Company $275,000, evidenced by a promissory note, due in full on January 1, 1998, bearing an interest rate of 8% per year. In addition, the Company purchased the minority interest in RF Properties Corp. from Ronald Friedman giving the Company full ownership interest in RF Properties Corp. for $18,163, evidenced by a promissory note due the earlier of October 1, 1998, or the date of the consummation of the IPO, bearing an interest rate of 8% per year. These loans have been repaid as of January 1, 1998.

     The Company sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company.

     Net cash used in operations for the year ended December 31, 1997 was $43.1 million. The Company used cash to fund the $41.0 million increase in mortgage loans held for sale and receivable from sales of loans and $8.3 million net increase in residential rehabilitation properties. The increase in these assets was financed by increased borrowings under the Warehouse Facility, net income and borrowings from affiliates.

     On February 18, 1998 the Company completed an initial public offering of new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11,250,000 and net proceeds of approximately $9,300,000. The Company expects to increase its production of mortgage originations through greater emphasis on B-C-D loans, expansion of wholesale operations and expansion into new geographic markets. The Company believes that wholesale lending represents a cost-effective means by which the Company may expand into, and develop a presence in new market areas. This anticipated increase in production of mortgage originations is expected to be funded by additional borrowings under the Warehouse Facility, increased capital resulting from the IPO and funds provided from operations. To the extent that additional borrowings under the Warehouse Facility are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities. The net proceeds of the IPO, together with the Company's existing capital resources, including the funds from its Warehouse Facility, are expected to enable the Company to fund its current mortgage banking and residential rehabilitation operations.


     Recent Accounting Pronouncements - SFAS 130 and SFAS 131

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income." SFAS 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The statement establishes standards for reporting and display of comprehensive income and its components. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company is currently evaluating the impact SFAS 130 will have on its financial statements but does not believe it will have a material impact on its financial condition or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No.131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company has not yet determined the impact SFAS 131 will have on its financial statements. The Company is currently evaluating the impact SFAS 131 will have on its financial statements but does not believe it will have a material impact on its financial condition or results of operations.

     Item 8. Financial Statements and Supplementary Data.

     The response to this item is set forth at the end of this report, on Pages F-1 to F-19.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     In 1996, the Company determined to change accountants from Freeberg & Freeberg ("F&F") to KPMG Peat Marwick LLP ("KPMG"). F&F's report on the Financial Statements for the Company's fiscal year ended December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was determined by the Board of Directors of the Company. There were no disagreements with F&F on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which, if not resolved to the satisfaction of F&F, would have caused F&F to make reference to the matter in their reports.

     In 1996, the Company engaged KPMG as its independent auditors to audit the Company's Consolidated Financial Statements. Prior to engaging KPMG, the Company (or someone on its behalf) did not consult KPMG regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with its former accountant or a reportable event. -------- 1 The pro forma presentation of statement of operations data reflects the provision for income taxes as if the Company had been a C corporation at assumed effective tax rates ranging from 41-42%. The pro forma statement of operations data also reflects an increase in officer compensation expense pursuant to proposed employee contracts. 2 Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of common shares and share equivalents outstanding. 3 For the years ended December 31, 1995 and 1996, the Company estimates that the sub-prime loans accounted for less than 5% of the Company's total originals for those years and are included in conventional loans for those years.

                                    PART III


     Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

     Name            Age                            Position
-----------------------------------------------------------------------------
Ronald Friedman (1)   33      President, Chief Executive Officer and Director
Robert Friedman (1)   59      Chairman of the Board of Directors, Chief
                              Operating Officer, Secretary, and Treasurer
Timothy J. Mayette    37      Chief Financial Officer
Keith S. Haffner      50      Executive Vice President
Joel L. Gold          56      Director
Stanley Kreitman      66      Director
______________________
 (1) Ronald Friedman is the son of Robert Friedman

     Ronald Friedman has been the President and Chief Executive Officer and a Director of the Company since its inception. From 1989 through 1991, Ronald Friedman was a senior mortgage consultant at ICI Mortgage Corporation. From 1987 through 1989, Ronald Friedman was a senior accountant at Touche Ross & Co., an accounting firm. Ronald Friedman received a B.A. in Accounting from The George Washington University. Ronald Friedman has been a certified public accountant since 1989.

     Robert Friedman has been the Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company since its inception. Robert Friedman was also the Company's Chief Financial Officer until October 1997. Prior to forming the Company, Robert Friedman was senior partner specializing in real estate and mortgages at Bernstein & Friedman, P.C., an accounting firm. Robert Friedman received his BBA in accounting from the City College of New York in 1963. Robert Friedman has been a certified public accountant since 1964.

     Timothy J. Mayette joined the Company in October 1997 as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Mayette was Chief Financial Officer at Mortgage Plus Equity and Loan Holdings Corp. from September 1996 through October 1997 and Vice President and Controller of BankAmerica Mortgage Corporation (formerly Arbor National Holdings, Inc.) from August 1991 through September 1996. Mr. Mayette received an MBA degree from Hofstra
University in 1989 and is a certified public accountant. Mr. Mayette is currently a member of the Board of Directors of Leak-X Environmental Corp.

     Keith S. Haffner has been an Executive Vice President of the Company since 1996. From 1994 through 1995, Mr. Haffner was Executive Vice President of Exchange Mortgage Corp. From 1986 through 1994, Mr. Haffner was Senior Vice President of Mortgage Production Administration at Midcoast Mortgage Corp. Prior to 1986, Mr. Haffner was employed at various positions with the Mortgage Bankers Association and with the Department of Housing and Urban Development. Mr. Haffner received his B.A. in Political Science in 1969 and a Masters in Public Administration in Urban Studies and Real Estate Finance in 1972 from American University.

     Joel L. Gold has been a Director of the Company since February 23, 1998. In September 1997, Mr. Gold became Vice Chairman of Coleman and Company Securities, Inc. From April 1996 through September 1997, Mr. Gold was Executive Vice President and head of investment banking at L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, Mr. Gold was a managing director at Bear Stearns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera, Sterling Vision, Inc., Life Medical Sciences and BCAM International, Inc. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

     Stanley Kreitman has been a Director of the Company since February 23, 1998. Since March 1994, Mr. Kreitman has been Vice Chairman at Manhattan Associates, a merchant banking firm. From September 1975 through February 1994, Mr. Kreitman was President of United States Bancnote Corporation. Mr. Kreitman is Chairman of the Board of Trustees of New York Institute of Technology. He is currently a member of the Board of Directors of Porta Systems Corp., Medallion Funding Corp., and CCA Industries, Inc.


     Board of Directors

     The Board of Directors currently consists of four (4) members, who are as follows: Robert Friedman, Ronald Friedman, Joel L. Gold and Stanley Kreitman.

     The Company's Board of Directors is divided into three (3) classes with each class consisting of, as nearly as may be possible, one-third of the total number of directors constituting the entire Board. The Company's Board of Directors presently consists of four (4) members with one (1) member in Class II, one (1) member in Class III, and two (2) members in Class I. Class I consists of Joel L. Gold and Stanley Kreitman, whose terms will expire at the 1998 annual meeting of stockholders, Class III consists of Ronald Friedman, whose term will expire at the 2000 annual meeting of stockholders, and Class II consists of Robert Friedman, whose term will expire at the 1999 annual meeting of stockholders. After the initial term, each Class is elected for a term of three (3) years. At each annual meeting, directors are elected to succeed those in the Class whose term expires at that annual meeting, such newly elected directors to hold office until the third succeeding annual meeting and the election and qualification of their respective successors.

     Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.


     Board Committees

     The Board of Directors will establish an Audit Committee. The Audit Committee will make annual recommendations to the Board of Directors concerning the appointment of the independent public accountants of the Company and will review the results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee will be comprised of Joel L. Gold and Stanley Kreitman.


     Compensation Committee

     The Board of Directors has established a Compensation Committee. The Compensation Committee will make annual recommendations to the Board of Directors concerning the compensation of executive officers and key employees. The Compensation Committee consists of Ronald Friedman, Robert Friedman, Joel L. Gold and Stanley Kreitman.

     Director Compensation

     Directors who are employees of the Company receive no compensation, as such, for services as members of the Board. It is expected that directors who are not employees of the Company will receive options to purchase 5,000 shares of Common Stock for each year served on the Board and reimbursement of expenses incurred in connection with attending such meetings.

     Item 11. Executive Compensation.

     The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last three fiscal years.

Summary Compensation Table
Name of Individual             Annual Compensation       Long Term Compensation
and Principal Position      Year    Salary     Bonus    ------------------------
---------------------------------------------------

Ronald Friedman             1997    $223,855      -                 -
Chief Executive Officer,    1996    $208,000   $46,538              -
President, Director         1995    $126,800      -                 -



Robert Friedman             1997    $165,475      -                 -
Chairman of the Board,      1996    $107,093      -                 -
Chief Operating Officer,
Secretary and Treasurer     1995        -         -                 -



Keith Haffner               1997    $126,811   $51,000             -
Executive Vice President    1996        -         -                -
                            1995        -         -                -


     Distributions of Interest

     During each of the years ended December 31, 1994, 1995, 1996 and 1997, Premier made S corporation distributions to stockholders in the aggregate amounts of $102,000, $150,000, $267,000 and $769,000, respectively. In February
1998, prior to the IPO, Premier declared a distribution to the stockholders in an amount equal to a portion of its undistributed S corporation earnings that resulted in the Company's shareholders equity equaling $1.7 million at the date of the IPO. Such distribution was approximately $2.0 million.


     Employment Agreements

     The Company has entered into employment agreements with Ronald Friedman and Robert Friedman. Each of the employment agreements expire on December 31, 1999, unless sooner terminated for death, physical or mental incapacity or cause (which is defined as the uncured refusal to perform, or habitual neglect of, the performance of his duties, willful misconduct, dishonesty or breach of trust which causes the Company to suffer any loss, fine, civil penalty, judgment, claim, damage or expense, a material breach of the employment agreement, or a felony conviction), or terminated by either party with thirty (30) days' written notice, and are automatically renewed for consecutive terms, unless cancelled at least one year prior to expiration of the existing term. Each Employment Agreement provides that all of such executive's business time be devoted to the Company. In addition, each of the Employment Agreements also contain: (i) non-competition provisions that preclude each employee from competing with the Company for a period of two years from the date of the termination of his employment with the Company; (ii) non-disclosure and confidentiality provisions that all confidential information developed or made known during the term of employment shall be exclusive property of the Company; and (iii) non-interference provisions whereby, for a period of two years after his termination of employment with the Company, the executive shall not interfere with the Company's relationship with its customers or employees.

     The employment agreements include compensation plans for fiscal year 1998 whereby Ronald Friedman and Robert Friedman will each receive a salary of $250,000, and cash bonuses, if any, as determined by the Board of Directors at its discretion.

     Key Man Life Insurance

     The Company owns, maintains and is the sole beneficiary of key man term life insurance policies on the lives of Ronald Friedman and Robert Friedman in the amounts of $3,000,000 and $750,000, respectively, on which the Company is named as beneficiary.

     Limitation of Liability and Indemnification of Directors and Officers

     The Certificate of Incorporation of the Company (the "Certificate") provides that a director shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except: (i) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law; (iii) for liability under
Section 174 of the Delaware General Corporation Law (relating to certain unlawful dividends, stock repurchases or stock redemptions); or (iv) for any transaction from which the director derived any improper personal benefit. The effect of this provision in the Certificate is to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages against a director for breach of the fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior), except in certain limited situations. This provision does not limit or eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. These provisions will not alter the liability of directors under federal securities laws.

     The Company's By-Laws provide that the Company shall indemnify each director and such of the Company's officers, employees and agents as the Board of Directors shall determine from time to time to the fullest extent provided by the laws of the State of Delaware.

     Premier Stock Option Plan

     On April 1, 1997, the stockholders of Premier approved the Premier Plan. In connection with the Premier Plan, 375,000 shares (as adjusted) of Common Stock are reserved for issuance pursuant to options that have been granted under such plan through March 30, 2007. To date, no options have been exercised. The options vest over a three year period following the date of the grant. As of March 24, 1998, 262,500 shares remained outstanding under this plan.

     The purpose of the Premier Plan is to encourage stock ownership by employees of the Company, its divisions and subsidiary corporations and to give them a greater personal interest in the success of the Company. The Premier Plan is administered by the Board of Directors. The Board of Directors has the authority, in its discretion, subject to and not inconsistent with the express provisions of the Premier Plan, to administer the Premier Plan and to exercise all the powers and authorities either specifically granted to it under the Premier Plan or necessary or advisable in the administration of the Premier Plan, including, without limitation, the authority to grant options; to determine which options shall constitute incentive stock options ("ISO") and which options shall constitute non-qualified stock options; to determine which options (if any) shall be accompanied by rights or limited rights; to determine the purchase price of the shares of Common Stock covered by each Option (the "Option Price"); to determine the persons to who, and the time or times at which, options shall be granted; to determine the number of shares to be covered by each option; to interpret the Premier Plan; to prescribe, amend and rescind rules and regulations relating to the Premier Plan; and to make all other determinations deemed necessary or advisable for the administration of the Premier Plan. The Board of Directors may delegate to one or more of its members or to one or more agents such administrative duties as it may deem advisable, and the Board of Directors or any person to whom it has delegated duties as aforesaid may employ one or more persons to render advice with respect to any responsibility the Board of Directors or such person may have under the Premier Plan.

     Options granted under the Premier Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Options granted under the Premier Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Options granted under the Premier Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     The Premier Plan has been converted to a plan that has been adopted by the Company's shareholders. There are currently options to purchase 262,500 shares of the Company's Common Stock outstanding at an exercise price of $6.00.

     1997 Stock Option Plan

     In October, 1997, the Board of Directors of the Company adopted, and the stockholders approved, the 1997 Plan. The 1997 Plan has 375,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either
(i) an ISO or (ii)  non-qualified  options.  ISOs may be granted  under the 1997
Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the 1997 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and to give them a greater personal interest in the success of the Company. The 1997 Plan is administered by the Board of Directors. The Board of Directors, within the limitations of the 1997 Plan, determines, with the approval of the Chief Executive Officer of the Company, the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the option purchase price per share, the manner and time of exercise, the manner and form of payment upon exercise of an option, and restrictions such as repurchase rights or obligations of the Company. Options granted under the 1997 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Options granted under the 1997 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Options granted under the 1997 Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     On March 9, 1998, the Company granted options to purchase shares of Common Stock under the 1997 Plan for 148,000 shares to 91 employees at an exercise price of $7.75 per share.

     Options

     To date, options have not been granted to either Ronald Friedman or Robert Friedman.

     To date, options to purchase an aggregate of 262,500 shares at an exercise price of $6.00 per share have been granted to employees under the Premier Plan and 148,000 shares at an exercise price of $7.75 per share have been granted to 91 employees under the 1997 Plan. To date no options have been exercised.

     The following table sets forth certain information with respect to individual grants of stock options made to date to the named executive officers and directors:


     Option Grants
                                                                                Potential Realizable Value
                                                                                at Assumed Annual Rates
                    Date           Options        Exercise       Expiration     of Stock price Appreciation
Name                Granted       Granted (1)     Price          Date             for Option Terms (2)
-----------------------------------------------------------------------------------------------------------
                                                                                     5%            10%
Ronald Friedman     -              -              -              -                   -              -
Robert Friedman     -              -              -              -                   -              -
Timothy J. Mayette  -              -              -              -                   -              -
Keith Haffner       4/1/97         31,250         $ 6.00         3/30/07             $117,918       $298,827
------------

     (1) Each option is exercisable for one (1) share of Common Stock.

     (2) The potential realizable value set forth under the columns represent the difference between the stated option exercise price and the market value of the Common Stock based on certain assumed rates of stock price appreciation from the initial public offering price of $9.00 per share and assuming that the options were exercised on their stated expiration date; the potential realizable values set forth do not take into account applicable tax and expense payments which may be associated with such option exercises. Actual realizable value, if any, will be dependent on the future price of the Common Stock on the actual date of exercise, which may be earlier than the stated expiration date. The 5% and 10% assumed annualized rates of stock price appreciation over the exercise period of the options used in the table above are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock on any date. There is no representation either express or implied that the stock price appreciation rates for the Common Stock assumed for purposes of this table will actually be achieved.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of the Common Stock of (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.


                                                Amount and Nature of
Name and Address of Beneficial Owner          Beneficial Ownership (1)          Percentage
------------------------------------------------------------------------------------------
Ronald Friedman (3)                                1,875,000                         50%
c/o PMCC Financial Corp
     66 Powerhouse Road
     Roslyn Heights, NY 11577

Robert Friedman (2)                                  625,000                         16.67%
c/o PMCC Financial Corp
      66 Powerhouse Road
      Roslyn Heights, NY 11577

Timothy J. Mayette                                    ----                             *
c/o PMCC Financial Corp
     66 Powerhouse Road
     Roslyn Heights, NY 11577

Keith S. Haffner                                      ----
c/o PMCC Financial Corp
     66 Powerhouse Road
      Roslyn Heights, NY 11577

Joel L. Gold                                          ----                             *
c/o Coleman and Company Securities, Inc.
      717 Fifth Avenue,
      New York, NY 10022

Stanley Kreitman                                      ----                             *
c/o PMCC Financial Corp.
       66 Powerhouse Road
       Roslyn Heights, NY 11577

All Directors and Officers as group
   (6 Persons)                                     2,500,000                         66.7%
------------

     * Less than 1% of outstanding shares of Common Stock.

     (1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the date of this Prospectus upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person, (but not those held by any other person), and that are exercisable within sixty (60) days from the date of this Prospectus have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     (2) Includes an aggregate of 40,000 shares owned by Robert Friedman's daughters, Donna Joyce and Suzanne Gordon, as to which he claims beneficial ownership; and 287,500 shares held in the name of The Robert Friedman 1998 Grantor Retained Annuity Trust, of which Robert Friedman is the Trustee.

     (3) Includes 600,000 shares held in the name of The Ronald Friedman 1997 Grantor Retained Annuity Trust, of which Ronald Friedman is the Trustee.

     Item 13. Certain Relationships and Related Transactions.


     Item 14. Exhibits and Reports on Form 8-K

     (a) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form S-1 under Commission File #333 - 38783:

Exhibit
Number            Description

     1.1 -- Form of Underwriting Agreement

     3.1 -- Form of Certificate of Incorporation

     3.2 -- Form of By-Laws

     4.1 -- Form of Common Stock Certificate

     4.2 -- Form of Representatives' Warrant

     10.1 -- 1997 Stock Option Plan

     10.2 -- Premier Stock Option Plan

     10.3 --  Form of  Employment  Agreement  between  the  Company  and  Ronald
Friedman

     10.4 --  Form of  Employment  Agreement  between  the  Company  and  Robert
Friedman

     10.5 -- Form of Contribution Agreement

     10.6 -- Form of Tax Indemnification Agreement

     10.8 -- Warehousing Credit and Security Agreement and Notes, dated June 17, 1997, by and among Premier Mortgage Corp. and RF Properties, PNC Mortgage Bank, N.A. and LaSalle National Bank

     10.9 -- Second Amendment to Warehouse Credit and Security Agreement and Notes, dated September 30, 1997

     10.10 -- Mortgage Loan Purchase Agreement between Premier Mortgage Corp. and PNC Mortgage Securities Corp.

     10.11 -- Mortgage and Loan Agreement by and among RF Capital Corp., Min Capital Corp., and Hanover Hill Holsteins, Inc. and Premier Mortgage Corp.

     10.12 -- Form of Contractors Agreement

     10.13 -- Form of Stockholders' Agreement

     10.14 -- Fourth Amendment to Warehousing Credit and Security Agreement, dated December 29, 1997.

     10.15 -- Fifth Amendment to Warehousing Credit and Security Agreement, dated December 29, 1997.

     10.16 -- Third Amendment to Warehousing Credit and Security Agreement, dated December 29, 1997.

     10.17 -- Sixth Amendment to Warehousing Credit and Security Agreement, dated December 29, 1997.

     10.18 -- Financial Advisory Agreement

     *10.19 -- Seventh Amendment to Warehousing Credit and Security Agreement, dated February 2, 1998.

     *10.20 -- Eighth Amendment to Warehousing Credit and Security Agreement, dated February 20, 1998.

     16.1 -- Letter re: Change in Certifying Accountants

     21.1 -- Subsidiaries of Registrant

     *27.1 -- Financial Statement Schedule

     ----------- *Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 31, 1998

                                                     PMCC FINANCIAL CORP.


                                                     By /s/ Ronald Friedman
                                                        -----------------------
                                                     Ronald Friedman, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

 Signature                Title                                                 Date

/s/ Ronald Friedman       President, Chief Executive Officer and Director       March 31, 1998
-------------------
Ronald Friedman

/s/ Robert Friedman       Chairman of the Board of Directors, Chief             March 31, 1998
-------------------       Operating Officer, Secretary and Treasurer
Robert Friedman

/s/ Timothy J. Mayette    Chief Financial Officer (Principal                    March 31, 1998
----------------------    Accounting Officer)
Timothy J. Mayette

/s/ Joel L. Gold          Director                                              March 31, 1998
----------------
Joel L. Gold

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 8, ITEM 14(a)(1) and (2) and (d)
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                              FINANCIAL STATEMENTS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1997
                              PMCC FINANCIAL CORP.

                     Form 10K - Item 14(a) (1) and (2) PMCC
                                 Financial Corp.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements are included in Item 8:

                                                                           Page

         Independent Auditors' Report                                       F-2
         Financial Statements
                  Consolidated Statements of Financial Condition at
                    December 31, 1997 and December 31, 1996                 F-4
                  Consolidated Statements of Operations for the Years
                    Ended December 31, 1997, 1996 and 1995                  F-5
                  Consolidated Statements of Changes in Shareholders'
                    Equity for the Years Ended December 31, 1997, 1996
                    and 1995                                                F-6
                  Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1997, 1996 and 1995                  F-7
                  Notes to Consolidated Financial Statements                F-9

     The financial statements of PMCC Financial Corp. have not been presented because at December 31, 1997 PMCC Financial Corp. had not yet issued any stock, had no assets or liabilities and had not yet conducted any business other than of an organizational nature. On February 18, 1998 PMCC completed an initial public offering of new common stock (see note 12 of notes to consolidated financial statements).

                          Independent Auditors' Report


         The Board of Directors
         Premier Mortgage Corp.:

     We have audited the accompanying consolidated statements of financial condition of Premier Mortgage Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Mortgage Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

            Jericho, New York
            March 13, 1998

                                                      /s/ KPMG Peat Marwick LLP
                                                      -------------------------
                                                      KPMG Peat Marwick LLP

                          Independent Auditors' Report


         The Board of Directors
         Premier Mortgage Corp.:

     We have audited the statements of operation, changes in shareholders' equity and cash flows of Premier Mortgage Corp. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Premier Mortgage Corp. for the year ended December 1995, in conformity with generally accepted accounting principles.

             Westbury, New York
             April 2, 1996


                                                         /s/ Freeberg & Freeberg
                                                         -----------------------
                                                             Freeberg & Freeberg



                     PREMIER MORTGAGE CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 1997 and 1996

                            Assets                                                                      1997             1996
                                                                                                        ----             ----
Cash and cash equivalents                                                                  $        1,713,405           409,788
Debt and equity securities available-for-sale                                                          37,500            75,000
Receivable from sales of loans                                                                     35,130,857         9,837,837
Mortgage loans held for sale, net                                                                  18,609,569         2,874,900
Mortgage loans held for investment                                                                          -           138,052
Accrued interest receivable                                                                           312,772            53,161
Other receivables, net of allowance for indemnity
    losses of $70,470 and $28,500, respectively                                                       398,444           208,769
Residential rehabilitation properties                                                              11,584,273         3,246,361
Furniture, fixtures and equipment, net                                                                286,713           209,937
Prepaid expenses and other assets                                                                     353,799            99,421
                                                                                               --------------   ---------------

                  Total assets                                                             $       68,427,332        17,153,226
                                                                                               ==============   ===============

    Liabilities and Shareholders' Equity

Liabilities:
    Notes payable - principally warehouse lines of credit                                          59,116,509        13,923,063
    Note payable - shareholder                                                                        293,163           275,000
    Due to affiliates                                                                               3,084,503           761,661
    Accrued expenses and other liabilities                                                          1,123,948           315,948
                                                                                                    ---------   ---------------

                  Total liabilities                                                                63,618,123         15,275,672
                                                                                               --------------   ----------------

Shareholders' equity:
    Common stock, Class A, no par value; 2,500 shares
       authorized; 100 shares issued and outstanding                                                    5,000             5,000
    Common stock, Class B, no par value; 1,000 shares
       authorized; 25 shares issued and outstanding                                                     1,250             1,250
    Additional paid-in capital                                                                        711,775           711,775
    Retained earnings                                                                               4,091,184         1,159,529
                                                                                               --------------   ---------------

                  Total shareholders' equity                                                        4,809,209         1,877,554
                                                                                               --------------   ----------------

                  Total liabilities and shareholders' equity                                   $   68,427,332        17,153,226
                                                                                                =============        ==========


     See accompanying notes to consolidated financial statements.



                     PREMIER MORTGAGE CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                                      1997              1996            1995
                                                                                      ----              ----            ----

Revenues:
    Sales of residential rehabilitation properties                                $25,136,099        5,073,253            -
    Gains on sales of mortgage loans, net                                          11,844,108        5,867,250         3,083,010
    Interest earned                                                                 2,383,660          735,802           231,916
                                                                                    ---------    -------------     -------------

                                                                                   39,363,867       11,676,305         3,314,926
                                                                                   ----------    -------------     -------------

Expenses:
    Cost of sales, residential rehabilitation properties                                            23,621,193         4,788,944
    Compensation and benefits                                                       6,995,104        3,674,490         2,069,443
    Interest expense                                                                2,745,610          839,284           245,281
    Other general and administrative                                                2,260,485        1,326,265           797,042
                                                                                -------------    -------------     -------------

                                                                                   35,622,392       10,628,983         3,111,766
                                                                                   ----------       ----------     -------------

Income before income tax expense                                                    3,741,475        1,047,322          203,160

Income tax expense                                                                     40,736           13,790            7,631
                                                                                -------------    -------------     ------------

                  Net Income                                                       $3,700,739        1,033,532          195,529
                                                                                =============    =============     ============

Unaudited pro forma information:
Historical income before income tax expense                                         3,741,475        1,047,322
Adjustment to compensation expense for contractual
    increase in officers' salary                                                      (97,000)        (139,000)
                                                                                -------------    -------------

Pro forma net income before income tax expense                                      3,644,475          908,322
Provision for pro forma income taxes                                               (1,494,000)        (391,000)
                                                                                   ----------    -------------

Pro forma net income                                                               $2,150,475          517,322
                                                                                =============    =============

Pro forma net income per share of common stock - diluted                           $     0.84             0.21
                                                                                ==============   =============

Pro forma weighted average number of shares and
    share equivalents outstanding                                                   2,570,377        2,500,000
                                                                                =============    =============

     See accompanying notes to consolidated financial statements.


                     PREMIER MORTGAGE CORP. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                                                    Unrealized
                                                            Capital                                  gains on
                                                            stock      Additional                   securities
                                                           (Class        paid-in       Retained     available-
                                                           A and B)      capital       earnings    for-sale, net       Total
                                                           --------     ---------      --------    -------------       -----

Balance at December 31, 1994                          $       5,000      113,025         347,006        -             465,031

Issuance of capital stock                                     1,250        -               -            -               1,250
Net income                                                    -            -             195,529        -             195,529
Capital contribution                                          -          598,750           -            -             598,750
Distributions                                                 -            -            (149,777)       -            (149,777)
Unrealized gain on securities
    available-for-sale, net                                   -            -               -           3,575            3,575
                                                             ------    ---------    ------------    --------      ------------

Balance at December 31, 1995                                  6,250      711,775         392,758       3,575         1,114,358

Net income                                                    -            -           1,033,532        -            1,033,532
Decrease in unrealized gain on
    securities available-for-sale, net                        -            -               -                            (3,575)
Distributions                                                 -            -            (266,761)       -             (266,761)
                                                          --------    ----------    ------------    --------      ------------

Balance at December 31, 1996                                  6,250      711,775       1,159,529        -            1,877,554

Net income                                                    -            -           3,700,739        -            3,700,739
Distributions                                                 -            -            (769,084)                     (769,084)
                                                          ---------   ----------    ------------    --------      ------------

Balance at December 31, 1997                          $       6,250      711,775       4,091,184        -           4,809,209
                                                          =========   ==========    ============    ========    ============


     See accompanying notes to consolidated financial statements.


                     PREMIER MORTGAGE CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                                   1997              1996                1995
                                                                                   ----              ----                ----

Cash flows from operating activities:
    Net income                                                            $     3,700,739          1,033,532            195,529
    Adjustments to reconcile net income to net cash
       used in operating activities:
          Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
             Contractual fees received                                         (1,514,906)          (284,309)             -
             Proceeds from sales of properties                                 25,136,099          5,073,253              -
             Cost of properties acquired                                      (31,959,105)        (8,035,305)             -
          Depreciation and amortization                                            59,690             47,431             35,875
          Increase in accrued interest receivable                                (259,611)           (43,047)           (10,114)
          Increase in receivable from sales of loans                           25,293,020)        (8,481,035)        (1,356,802)
          (Increase) decrease in mortgage loans
             held for sale, net                                               (15,734,669)         2,662,400         (4,955,473)
          Provision for indemnity losses                                           41,970             28,500              -
          Loss (gain) on securities available-for-sale                             37,500            (29,605)             -
          Increase in other receivables                                          (231,645)          (104,645)          (143,414)
          (Increase) decrease in prepaid expenses
             and other assets                                                    (254,378)            (6,005)             1,458
          Increase in due to affiliates                                         2,322,842            296,303            457,535
          Increase in accrued expenses and other liabilities                      808,000            140,132            106,462
                                                                              -----------        ------------         ---------

                 Net cash used in operating activities                         43,140,494)        (7,702,400)        (5,668,944)
                                                                              -----------        ------------        ----------

Cash flows from investing activities:
    Purchases of furniture, fixtures and equipment,
       net of dispositions                                                       (136,466)           (50,477)          (121,397)
    Purchases of securities available-for-sale                                      -                (75,000)          (350,920)
    Proceeds from sales of securities available-for-sale                            -                380,525              -
    Principal repayments on mortgage loans
       held for investment                                                        138,052              2,240              1,961
                                                                             ------------       ------------         ----------

                 Net cash provided by (used in)
                      investing activities                                          1,586            257,288           (470,356)
                                                                             ------------       ------------         -----------

Cash flows from financing activities:
    Distributions to shareholders                                      $         (769,084)          (266,761)          (149,777)
    Net increase in notes payable-shareholder                                      18,163            275,000             -
    Proceeds from issuance of common stock and
       capital contribution                                                         -                  -                600,000
    Net increase in notes payable- principally warehouse
       lines of credit                                                         45,193,446          7,446,704          5,919,832
                                                                          ---------------        -----------         ----------

                 Net cash provided by financing activities                     44,442,525          7,454,943          6,370,055
                                                                          ---------------        -----------        -----------

Net increase in cash and cash equivalents                                       1,303,617              9,831            230,755

Cash and cash equivalents at beginning of year                                    409,788            399,957            169,202
                                                                           ---------------       -----------        -----------

Cash and cash equivalents at end of year                                  $     1,713,405            409,788            399,957
                                                                            ==============       ===========       ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the yearfor:
       Interest                                                           $     2,632,270            754,284            188,616
                                                                            ==============       ============      ============

       Income taxes                                                       $        52,736              8,222              2,357
                                                                            ==============       ============      ============

See accompanying notes to consolidated financial statements.

                     PREMIER MORTGAGE CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

     (1) Organization and Summary of Significant Accounting Policies

     Premier Mortgage Corp. (the Company) was incorporated in 1989, under the laws of the State of New Jersey and is licensed as a mortgage banker operating primarily in New York and New Jersey. Its principal business activities are (i) the origination of mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) beginning in August 1996, the funding of the purchase, rehabilitation and resale of residential real estate conducted through its wholly-owned subsidiaries, Jericho Properties Corp., 66 Properties Corp., JSF Properties Corp. and RF Properties Corp. At December 31, 1996, the Company owned 77% of RF Properties Corp. As of January 1, 1997, RF Properties Corp. became a wholly-owned subsidiary of the Company.

     In April 1997, the Company opened its BCD division which originates and pools for sale BCD (or sub-prime) mortgage loans. The pools are put out to bid based upon a weighted average coupon price and sold on a servicing released basis.

     At December 31, 1997, all of the shares of the Company were beneficially owned by two individuals, one of which also owned the minority interest in RF Properties Corp. On February 18, 1998, in conjunction with an initial public offering (IPO), the Company was reorganized - see Note 12.

     (a) Basis of Presentation

     The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP).

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and results of operations for the periods then ended. Actual results could differ from those estimates.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     (b) Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash includes cash on hand and money market accounts with a maturity of three months or less.

     (d) Securities

     At December 31, 1997 and 1996, the Company classified its holdings of debt securities and readily marketable equity securities as "available for sale", which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At the time of new securities purchases, a determination will be made as to the appropriate classification pursuant to Statement of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities.

     Premiums and discounts on debt securities, if any, are amortized to expense and accreted to income over the estimate life of the respective security using the interest method. Gains and losses on the sales of securities are recognized on realization, using the specific identification method, and shown separately in the consolidated statements of operations.

     (e) Receivables from Sales of Loans

     Receivables from the sales of loans represents proceeds due from investors for loan sales and transactions which closed on or prior to the balance sheet date.

     (f) Mortgage Loans Held for Sale

     Mortgage loans held for sale, net of any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors. Gains resulting from sales of mortgage loans are recognized as of the date the loans are shipped to permanent investors. Losses are recognized in the period when market value is less than cost.

     (g) Mortgage Loans Held for Investment

     Mortgage loans held for investment were carried at cost and consisted of mortgages on residential real estate. Contractual maturities were after ten years. During 1997, the mortgage loans held for investment were repaid by the mortgagees. There were no gains or losses recorded on this repayment.


     (h) Residential Rehabilitation Properties

     The Company's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. The properties are acquired and marketed by various independent contractors, but funded by, and titled in the name of, one of the subsidiaries. The properties are generally offered to the independent contractors by banks, other mortgage companies, and government agencies that have acquired title and possession through a foreclosure proceeding. Upon sale, the subsidiaries receive an agreed upon fee plus reimbursement for any acquisition and renovation costs advanced. In the event the properties are not sold within an agreed-upon time period, generally within three to five months of acquisition, the subsidiaries are also entitled to receive an additional interest cost-to-carry. The Company records as revenue the gross sales price of these properties at such time the properties are sold to the ultimate purchasers and the Company records cost of sales equal to the difference between the gross sales price and the amount of its contracted income pursuant to its agreements with the independent contractors. The residential rehabilitation properties are carried at the lower of cost (generally at up to 70% of the property's appraised value) or fair value less cost to sell (as determined by independent appraisals of the properties). The agreements with the independent contractors contain cross collateralization provisions and personal guarantees that minimize the risks associated with changing economic conditions and failure of the contractors to perform.

     (i) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation utilizing the straight-line method over the estimated useful lives of the assets.

     (j) Commitment Fees

     Commitment fees received, which arise from agreements with borrowers that obligate the Company to make a loan or to satisfy an obligation under a specified condition, are initially deferred and recognized as income as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

     (k) Loan Origination Fees

     Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Deferred origination costs were $953,000 and $310,000 at December 31, 1997 and 1996, respectively.

     (l) Income Taxes

     The Company has elected to be treated as an S corporation for both federal and state income tax purposes as of and for the years ended December 31, 1997, 1996, and 1995. As a result, the income of the Company is taxed directly to the individual shareholders.

     Certain of the Company's subsidiaries were taxed as a regular C corporation for certain periods prior to December 31, 1997. During 1997, all of the Company's subsidiaries were generally treated for tax purposes as S corporations.

     (2) Debt and Equity Securities Available-for-Sale

     The amortized cost and estimated fair values of securities are summarized as follows:

                                                                            December 31, 1997
                                                                         Gross               Gross          Estimated
                                                      Amortized       unrealized          unrealized          fair
                                                        cost             gains              losses            value
                                                      ---------       ----------          ----------        ---------

     Available-for-sale:
         Equity security:
              Common stock                        $     37,500             -                 -                 37,500
                                                     =========         ==========        ===========        =========

                                                                            December 31, 1996


                                                                         Gross               Gross          Estimated
                                                      Amortized       unrealized          unrealized          fair
                                                        cost             gains              losses            value
                                                      ---------       ----------          ----------        ---------

     Available-for-sale:
         Debt security:
              12% convertible note                $     75,000             -                   -               75,000
                                                     =========         ==========        ===========        =========


     In 1996, the Company purchased a 12% convertible note from an investment company. The convertible note matured the earlier of December 31, 1999, or the initial public offering of the investment company. The investment company became a public company in March 1997, upon which the note was converted to shares of common stock. In December 1997, the $75,000 equity security declined in fair value, and management determined this decline to be other than temporary. In accordance with SFAS No.115, the Company wrote down the cost basis of the security to fair value and recognized a loss of $37,500 in operations for the year ended December 31, 1997.



     The Company realized a gross gain of approximately $30,000 for the year ended December 31, 1996 on the sale of its equity securities available-for-sale. Gross proceeds from the sale of securities available-for-sale were $380,525 for the year ended December 31, 1996.

     (3) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment and their related useful lives are summarized as follows at December 31:

                                                                              1997           1996       Life in years
                                                                              ----           ----       -------------

              Furniture and fixtures                                    $      229,045        220,543        7
              Office machinery and equipment                                   249,084        121,120        5
                                                                           -----------    -----------
                                                                               478,129        341,663

              Accumulated depreciation and amortization                       (191,416)      (131,726)
                                                                           ------------   ------------

              Furniture, fixtures and equipment, net                    $      286,713        209,937
                                                                          ============   =============


     Depreciation and amortization expense, included in other general and administrative expense in the consolidated statements of operations, amounted to $59,690, $47,431, and $35,875 in 1997, 1996, and 1995, respectively.

     (4) Notes Payable

     Notes payable consisted of the following at December 31:

                                                                                  1997            1996
                                                                                  ----            ----

              Warehouse lines of credit                                 $      58,460,259     13,923,063
              Notes payable - other                                               656,250            -
              Note payable - shareholder                                          293,163        275,000
                                                                           --------------     -------------

                                                                        $      59,409,672     14,198,063
                                                                                ==========     =============

     At December 31, 1997 and 1996, substantially all of the mortgage loans held for sale, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.


     The total lines of credit at December 31, 1997 and 1996, were $70,000,000 and $15,000,000 respectively. The Company may generally borrow up to 96% - 98% of the face value of the closed mortgage loans and up to 70% of the appraised value of the residential rehabilitation properties. At December 31, 1997, the terms of the warehouse lines of credit provide for interest based on the one month London Interbank Offered Rate (LIBOR) plus 2% for adjustable rate mortgages and plus 2.25% for fixed rate mortgages and residential rehabilitation properties. The warehouse lines of credit expire on May 31, 1998.

     The notes payable - other is secured by certain residential rehabilitation properties. The notes are repaid as the related properties are sold. The interest rate on such notes is 16% per annum.


     The note payable to shareholder bore interest at an annual rate of 8% and was paid in full in January 1998.


     (5) Noncancelable Operating Leases

     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire during the years 1998 to 2002, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following schedule represents future minimum rental payments required under noncancelable operating leases for office space and equipment as of December 31, 1997:

         Year ending December 31:
                 1998                                         $     231,000
                 1999                                               236,000
                 2000                                               165,000
                 2001                                                62,000
                 2002                                                10,000
                                                                   ----------

         Total minimum payments required                      $     704,000
                                                                   ==========

     Total rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $200,000, $109,000, and $64,000, respectively.

     (6) Employee Benefits

     The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $35,400, $18,600, and $12,000 in 1997, 1996, and 1995, respectively.

     In April 1997, the Company adopted and its Board of Directors ratified a qualified stock option plan that allows certain personnel employed by the Company to be given an opportunity to acquire a stake in the growth of the Company via the granting of stock options. Options to purchase 18.75 common shares were granted at an exercise price of $120,000 per share. To date, no such options were exercised. Subsequent to December 31, 1997, options to purchase
5.625 common  shares were  forfeited.  Upon the exchange of shares  discussed in
Note 12, the Company exchanged the remaining outstanding options for options to purchase 262,500 common shares of PMCC Financial Corp. at an exercise price of $6 per share.

     (7) Related-Party Transactions

     In the normal course of business, advances are made by and to the Company with affiliates. At December 31, 1997 and 1996, the Company had a net payable of $3,084,503 and $761,661, respectively, due to affiliates. Such transactions are made on substantially the same terms and conditions, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated third-parties. The interest rate on such transactions is 10% per annum.

     On August 25, 1997, the Company subordinated $1,000,000 of its "due to affiliates" to its warehouse line of credit.

     (8) Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

     In the normal course of the Company's business, there are various financial instruments which are appropriately not recorded in the financial statements. The Company's risk of accounting loss, due to the credit risks and market risks associated with these off-balance sheet instruments, varies with the type of financial instrument and principal amounts, and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

     In the ordinary course of business, the Company had issued commitments to borrowers to fund approximately $48,900,000 and $16,500,000 of mortgage loans at December 31, 1997 and 1996, respectively. Of these commitments to fund, $2,900,000 and $3,748,000, respectively relate to commitments to fund at locked-in rates and $46,000,000 and $12,752,000, respectively relate to commitments to fund at floating rates.

     In the normal course of its mortgage banking activities, the Company enters into optional commitments to sell the mortgage loans that it originates. The Company commits to sell the loans at specified prices in future periods, generally ranging from 30 to 120 days from date of commitment directly to permanent investors. Market risk is associated with these financial instruments which results from movements in interest rates and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loans and the price guaranteed in the commitment.

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in the New York Metropolitan area.

     (9) Disclosures About Fair Value of Financial Instruments

     SFAS No.107, Disclosures About Fair Value of Financial Instruments, requires the Company to disclose the fair value of its on-and off-balance sheet financial instruments. A financial instrument is defined in SFAS No.107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. SFAS No.107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     The estimated fair value of all of the Company's financial assets and financial liabilities is the same as the carrying amount.

     The following summarizes the major methods and assumptions used in estimating the fair values of the financial instruments:

     Financial Assets

     Cash and cash equivalents - The carrying amounts for cash and cash equivalents approximate fair value as they mature in 30 days or less and do not present unanticipated credit concerns.

     Securities available-for-sale - Fair value is estimated based on current market prices, if available, and on estimates made by management.

     Receivable from sales of loans and mortgage loans held for sale, net - Fair value is estimated based on current prices established in the secondary market or, for those loans committed to be sold, based upon the price established in the commitment.

     Mortgage loans held for investment - Fair value is based on management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

     Accrued Interest Receivable - The fair value of the accrued interest receivable balance is estimated to be the carrying value.

     Financial Liabilities

     Notes payable-warehouse - The fair value of the notes payable is based on discounting the anticipated cash flows using rates which approximate the rates offered for borrowings with similar terms.

     Note payable-shareholder - The fair value of the note payable-shareholder is estimated by management to be the carrying value.

     Due to affiliates - The fair value of the due to affiliates balance is estimated to be the carrying value.


     Limitations - SFAS No.107 requires disclosures of the estimated fair value of financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument nor the resultant tax ramifications or transaction costs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     (10) Contingencies

     Litigation

     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the Company will not be affected materially by the outcome of such proceedings.

     (11) Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):


                                                                                     Years Ended December 31,
                                                                                  1997         1996        1995
                                                                                  ----         ----        ----

         Revenues:
             Residential rehabilitation properties                              $ 25,136        5,073         -
             Mortgage banking                                                     14,228        6,603        3,315
                                                                                  ------     --------     --------

                                                                                $ 39,364       11,676        3,315
                                                                                ========     ========     ========

         Less: (1)
             Expenses allocable to residential rehabilitation
                properties (cost of sales, interest expense and
                compensation and benefits)                                        24,331        4,896         -
             Expenses allocable to mortgage banking (all other)                   11,292        5,733        3,112
                                                                                --------     --------     --------

                                                                            $     35,623       10,629        3,112
                                                                                  ======     ========     ========


                                                                                     Years Ended December 31,
                                                                                  1997         1996        1995
                                                                                  ----         ----        ----

         Operating profit:
             Residential rehabilitation properties                                   805          177            -
             Mortgage banking                                                      2,936          870          203
                                                                                --------     --------     --------
                                                                            $      3,741        1,047          203
                                                                                ========     ========     ========

         Identifiable assets:
             Residential rehabilitation properties                                11,584        3,246            -
             Mortgage banking                                                     56,843       13,907        8,232
                                                                                  ------     --------     --------

                                                                            $     68,427       17,153        8,232
                                                                                ========     ========     ========

     (1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.

     (12) Subsequent Events (Unaudited)

     On February 18, 1998 the shareholders of the Company exchanged all of their outstanding shares of common stock of the Company for 2,500,000 shares of PMCC Financial Corp., a newly formed Delaware holding company. Following this exchange, PMCC Financial Corp. completed an IPO of 1,250,000 new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11,250,000 and net proceeds of approximately $9,300,000. At December 31, 1997, the Company had capitalized $186,000 of related offering expenses.

     Upon the exchange of shares, the Company terminated its S corporation status and became fully subject to federal and state income taxes. As a result, a deferred tax liability, which is subject to final calculation but is not expected to exceed $900,000, will be established based upon the temporary differences between tax and book accounting at the termination date. The principal component of this deferred tax liability relates to the recognition of income on the cash basis for tax purposes.

     In addition, upon the exchange, the Company declared a distribution to the existing shareholders in an amount equal to a portion of its undistributed S corporation earnings that resulted in the Company's shareholders' equity equaling $1.7 million at the date of the IPO. Such distribution is subject to final calculation but is not expected to be less than $2,000,000 and is payable as follows: (i) $1 million was paid out of the proceeds of the IPO and (ii) the balance is payable in a promissory note bearing an interest rate of 10% per annum, payable in four equal quarterly installments. The final payment is due by February 18, 1999. The remaining undistributed S corporation earnings were reclassified from retained earnings to additional paid-in capital.

     The Company granted to the underwriters of the IPO an option, exercisable within 45 days after February 18, 1998, to purchase up to an additional 187,500 shares of common stock at the $9 per share IPO price solely to cover over-allotments. In addition, the Company sold to the underwriters' representatives, for nominal consideration, warrants to purchase up to an aggregate of 125,000 shares of common stock exercisable at a price of $12.60 per share for a period of four years commencing at the beginning of the second year after February 18, 1998.

     On March 17, 1998, the Company entered into a new lease agreement for a period of seven years for approximately 23,000 square feet of office space with a first year rental cost of $464,000.

     (13) Unaudited Pro Forma Information

     The pro forma financial information has been presented to show what the significant effects on the historical results of operations might have been had the Company not been treated as an S corporation for income tax purposes for the years ended December 31, 1997 and 1996. In addition, the historical results of operations have been adjusted to reflect a pro forma increase in officer compensation expense pursuant to certain proposed employment contracts that took effect with the IPO.

     Pro forma net income per share - diluted has been computed pursuant to SFAS No.128, Earnings per Share, which was adopted effective December 31, 1997, by dividing pro forma net income by the 2.5 million shares of PMCC Financial Corp. common stock to be received in exchange for the Company's shares adjusted for 70,377 common stock equivalents. Pro forma net income per share - basic would be $.86.

     In accordance with SFAS No.123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation arrangements with employees under Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. However, if SFAS No.123 had been adopted, pro forma net income, pro forma net income per share of common stock - diluted, and pro forma net income per share of common stock - basic would have been $2,079,209, $.81, and $.83, respectively for the year ended December 31, 1997. To value the options granted, the Company assumed an expected option life of three years, a risk-free interest rate of 6%, volatility of zero, and a dividend yield of zero.