Form 10-Q
period 1998-03-31
PMCC FINANCIAL CORP
filed 1998-05-15
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q


         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         Commission File Number: 1-7614
                          -----------------------------

                              PMCC FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                      11-3404072
(State or other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification Number)


                                66 Powerhouse Rd.
                           Roslyn Heights, N.Y. 11577
              (Address of Principal Executive Offices and Zip Code)

                                 (516) 625-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                                 No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1998: 3,750,000 shares.

                         Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements


                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                               (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   1998                      1997
Revenues:
Sales of residential rehabilitation properties                                  $8,212,677               $4,224,400
Gains on sale of mortgage loans, net                                             3,085,390                1,780,264
Interest earned                                                                    859,824                  115,830
                                                                                ----------               ----------
                                                                                12,157,891                6,120,494
                                                                                ----------               ----------
Expenses:
Costs of sales, residential rehabilitation properties                            7,589,176                3,987,962
Compensation and benefits                                                        2,189,078                1,281,412
Interest expense                                                                   900,525                  213,162
Other general and administrative                                                   720,313                  453,356
                                                                                ----------               ----------
                                                                                11,399,092                5,935,892


Income before income tax expense                                                   758,799                  184,602
Income tax expense                                                               1,128,000                    3,250
                                                                                ----------               ----------
         Net (Loss) Income                                                       $(369,201)                $181,352
                                                                                ==========               ==========

Pro forma information:
Historical income before income tax                                               $758,799                 $184,602
Adjustment to compensation expense for contractual
    increase in officers' salary                                                        --                  (20,200)
Pro forma income before income tax expense                                         758,799                  164,402
Provision for pro forma income taxes                                              (311,000)                 (67,000)
                                                                                ----------               ----------
Pro forma net income                                                              $447,799                  $97,402
                                                                                ==========               ==========

Pro forma net income per share of common stock-basic                                 $0.15                    $0.04
                                                                                ==========               ==========
Pro forma net income per share of common stock-diluted                               $0.14                    $0.04
                                                                                ==========               ==========
Pro forma weighted average number of shares and
  share equivalents outstanding-basic                                            3,083,333                2,500,000
                                                                                ==========               ==========
Pro forma weighted average number of shares and
  share equivalents outstanding-diluted                                          3,176,668                2,500,000
                                                                                ==========               ==========


     See accompanying notes to unaudited condensed consolidated financial statements.



                                  PMCC FINANCIAL CORP. AND SUBSIDIARIES
                         Condensed Consolidated Statements of Financial Condition
                                               (Unaudited)

                                                            March 31,                         December 31,
                                                             1998                                 1997

Assets
Cash and cash equivalents                                   $1,655,493                         $1,713,405
Receivable from sales of loans                              24,786,319                         35,130,857
Mortgage loans held for sale, net                           39,276,064                         18,609,569
Accrued interest receivable                                    483,782                            312,772
Other receivables, net                                         457,637                            398,444
Residential rehabilitation properties                       12,959,113                         11,584,273
Furniture & equipment, net                                     318,115                            286,713
Prepaid expenses and other assets                              505,207                            391,299
                                                            ----------                         ----------
Total assets                                               $80,441,730                        $68,427,332
                                                            ==========                         ==========

Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit       $62,771,438                        $59,116,509
 Notes payable-shareholder                                          --                            293,163
 Due to affiliates                                           3,303,850                          3,084,503
 Accrued expenses and other liabilities                      1,582,100                          1,123,948
 Distribution payable                                          752,000                                 --
 Deferred  taxes                                             1,081,000                                 --
                                                            ----------                         ----------
Total liabilities                                           69,490,388                         63,618,123
                                                            ==========                         ==========
Shareholders' equity
Common stock                                                    37,500                              6,250
Additional paid-in capital                                  10,846,043                            711,775
Retained earnings                                               67,799                          4,091,184
                                                            ----------                         ----------
Total  shareholders' equity                                 10,951,342                          4,809,209
                                                            ----------                         ----------
Total liabilities and shareholders' equity                 $80,441,730                        $68,427,332
                                                            ==========                         ==========

     See accompanying notes to unaudited condensed consolidated financial statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                         Three months ended March 31,
                                                                                       1998                        1997
Cash flows from operating activities:
Net  (loss) income                                                                $(369,201)                     $181,352
      Adjustments to reconcile net (loss) income to net cash
          used in operating activities:
         Residential rehabilitation  properties (exclusive of cash
               paid directly to/by independent contractors):
                    Contractual fees received                                      (623,501)                     (236,438)
                    Proceeds from sales of properties                             8,212,677                     4,224,400
              Costs of properties acquired                                       (8,964,016)                   (6,544,763)
         Depreciation and amortization                                               15,500                        15,530
         (Increase)/decrease in accrued interest receivable                        (171,010)                        3,214
         Net increase in mortgage loans held for sale                           (20,666,495)                   (6,075,287)
         Decrease in receivable from sales of loans                              10,344,538                     1,108,432
         Increase in other receivables                                              (59,193)                     (225,258)
         (Increase) decrease in prepaid expenses and
            other assets                                                           (113,908)                       41,909
         Increase in deferred taxes                                               1,081,000                            --
         Increase in due to affiliates                                              219,347                       532,724
         Increase in accrued expenses and other liabilities                         458,152                       103,126
                                                                                -----------                   -----------
Net cash used in operating activities                                           (10,636,110)                   (6,901,059)
                                                                                -----------                   -----------
Cash flows from investing activities:
      Purchase of furniture and equipment                                           (46,902)                      (45,211)
      Principal repayments of mortgage loans held for
          investment                                                                     --                        24,519
                                                                                -----------                   -----------
Net cash used in investing activities                                               (46,902)                      (20,692)
                                                                                -----------                   -----------
Cash flows from financing activities:
      Distributions to S corporation shareholders, net
        of distribution payable                                                  (1,919,991)                      (48,911)
      Net proceeds from sale of common stock                                      9,183,325                            --
      Net decrease in notes payable-shareholder                                    (293,163)                           --
      Net increase in notes payable-warehouse lines of credit                     3,654,929                     7,057,051
                                                                                -----------                   -----------
Net cash provided by financing activities                                        10,625,100                     7,008,140
                                                                                -----------                   -----------
Net (decrease)/increase in cash and cash equivalents                                (57,912)                       86,389
Cash and cash equivalents at beginning of year                                    1,713,405                       409,788
                                                                                -----------                   -----------
Cash and cash equivalents at end of year                                         $1,655,493                      $496,177
                                                                                ===========                   ===========
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
         Interest                                                                  $483,248                      $169,115
                                                                                ===========                   ===========
         Income taxes                                                               $13,651                        $4,188
                                                                                ===========                   ===========

     See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

     1.  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain reclassifications have been made to conform the prior period's presentation to the current presentation.

     2.  Initial Public Offering

     On February 18, 1998 the shareholders of Premier Mortgage Corp. ("Premier") exchanged all of their outstanding shares of common stock for 2,500,000 shares of the Company. Following this exchange, the Company completed an initial public offering of 1,250,000 new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11,250,000 and net proceeds of $9,183,000.

     In addition, upon the exchange, Premier declared a distribution to its existing shareholders in an amount equal to its undistributed S corporation earnings that resulted in Premier's shareholders' equity equaling $1.7 million at the date of the initial public offering. This distribution totaled approximately $2.7 million. Approximately $1.9 million of this distribution, including $1 million from the proceeds of the initial public offering, was paid during the quarter ended March 31, 1998. The remaining $752,000 of this distribution is payable in a promissory note bearing interest at 10% per annum, payable in four equal quarterly installments. The final payment is due February 18, 1999. The remaining undistributed S corporation earnings were reclassified from retained earnings to additional paid in capital.

     3. Income Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the three months ended March 31, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the three months ended March 31, 1998 and 1997 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

     4. Earnings Per Share of Common Stock

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting EPS for entities with publicly held common stock and common stock equivalents. This statement requires a reconciliation of the numerator and denominator of the EPS calculation presented.

     Basic EPS is determined by dividing pro forma net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of pro forma diluted EPS arising from issued stock options was 93,335 shares and 0 shares, respectively, for the three months ended March 31, 1998 and 1997.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the period February 18, 1998 to March 31, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the relatively short time period and the impact of the recognition of a deferred tax liability in connection with the change in tax status.

     5. Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):


                                                                          Quarter Ended March 31,
                                                                      1998                       1997

         Revenues:
            Residential rehabilitation properties                     $8,213                    $4,224
            Mortgage banking                                           3,945                     1,896
                                                                      ------                   -------
                                                                     $12,158                    $6,120
                                                                      ======                   =======
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                   7,918                     4,085
            Expenses allocable to mortgage banking
               (all other)                                             3,481                     1,851
                                                                      ------                   -------
                                                                     $11,399                    $5,936
                                                                      ======                   =======

         Operating Profit:
              Residential rehabilitation properties                      295                       139
              Mortgage banking                                           464                        45
                                                                      ------                   -------
                                                                        $759                      $184
                                                                      ======                   =======

         Identifiable   Assets  (at  March  31,  1998  and
           December  31,  1997, respectively):
              Residential rehabilitation properties                  $12,959                   $11,584
              Mortgage banking                                        67,483                    56,843
                                                                      ------                   -------
                                                                     $80,442                   $68,427
                                                                      ======                   =======

     (1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.

   6.  Common Stock

     The authorized common stock of the Company consists of 1 million shares of preferred stock, par value $.01, none of which is presently issued, and 40 million shares of common stock, par value $.01, of which 3,750,000 shares are issued and outstanding at March 31, 1998. Prior to the February 18, 1998 initial public offering, Premier had 2,500 authorized shares of Class A common stock, of which 100 shares were issued and outstanding at December 31, 1997, and 1,000 authorized shares of Class B common stock, of which 25 shares were issued and outstanding at December 31, 1997. In conjunction with the initial public offering, both classes of Premier's common stock were exchanged by their shareholders' for shares of the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry and (6) the Company's management of rapid growth and expansion.

     Results of Operations

     Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                       Quarters Ended  March 31,
                                                                  1998                           1997


Sales of residential rehabilitation properties                 $8,212,677                    $4,224,400
Gains of sales of mortgage loans, net                           3,085,390                     1,780,264
Interest earned                                                   859,824                       115,830
                                                               ----------                     ---------
Total revenues                                                $12,157,891                    $6,120,494
                                                               ==========                     =========

     Revenues from the sale of residential rehabilitation properties increased $4.0 million, or 94%, to $8.2 million for the quarter ended March 31, 1998 from $4.2 million for the quarter ended March 31, 1997. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 53 for the quarter ended March 31, 1998 from 28 for the quarter ended March 31, 1997.

     Gains on sales of mortgage loans increased $1.3 million, or 73%, to $3.1 million for the quarter ended March 31, 1998 from $1.8 million for the quarter ended March 31, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's B-C-D division, which commenced operations in April 1997. Mortgage loan originations were $100.5 million and $37.4 million for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, approximately 45% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 55% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                             Quarters Ended March 31,
                                             1998               1997

     Conventional                          $62,382            $23,431
     FHA/VA                                 21,527             14,012
     BCD                                    16,627                  -
                                            ------             ------
     Total                                $100,536            $37,443
                                            ======             ======

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $744,000, or 642%, to $860,000 for the quarter ended March 31, 1998 from $116,000 for the quarter ended March 31, 1997. This increase was primarily due to increased mortgage originations for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                             Quarters Ended March 31,
                                                                      1998                              1997


Cost of sales - residential rehabilitation properties            $7,589,176                         $3,987,962
Compensation and benefits                                         2,189,078                          1,281,412
Interest expense                                                    900,525                            213,162
Other general and administrative                                    720,313                            453,356
                                                                 ----------                         ----------
Total expenses                                                  $11,399,092                         $5,935,892
                                                                 ==========                         ==========

     Cost of sales - residential rehabilitation properties increased $3.6 million, or 90%, to $7.6 million for the quarter ended March 31, 1998 from $4.0 million for the quarter ended March 31, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $908,000, or 71%, to $2.2 million for the quarter ended March 31, 1998 from $1.3 million for the quarter ended March 31,1997. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations. Total personnel increased to 107 employees at March 31, 1998 from 64 at March 31, 1997.

     Interest expense increased $687,000, or 322%, for the period ended March 31, 1998 from $213,000 for the quarter ended March 31, 1997. Approximately $160,000 of this increase was attributable to the funding of residential rehabilitation properties. The remainder of the increase was attributable to the increase in mortgage originations funded through the Company's warehouse facility.

     Other general and administrative expense increased $267,000, or 59%, to $720,000 for the quarter ended March 31, 1998 from $453,000 for the quarter ended March 31, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Pro forma net income increased $350,000, or 360%, to $448,000 for the quarter ended March 31, 1998 from $97,000 for the quarter ended March 31, 1997. Net income decreased $550,000 to a net loss of $(369,000) for the three months ended March 31, 1998 from net income of $181,000 for the three months ended March 31, 1997. The quarter ended March 31, 1998 includes deferred income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries from S corporations to C corporations.

     Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under a warehouse line of credit (the "Warehouse Facility"), borrowings from affiliates and cash flow from operations. The amount of outstanding borrowings under the warehouse facility at March 31, 1998 were $62.8 million. The mortgage loans and residential rehabilitation properties, funded with the proceeds from such borrowings, secure the Warehouse Facility. Borrowings from affiliates are secured by mortgages on the residential rehabilitation properties for which monies were borrowed.

     The interest rate charged for borrowings under the Warehouse Facility is LIBOR plus 21/4% on fixed rate loans and LIBOR plus 2% on adjustable rate mortgages. The Warehouse Facility is funded by two commercial banks and expires on May 31, 1998. The Warehouse Facility, as amended, allows the Company to borrow $65 million until expiration. The Company is currently negotiating a new warehouse line of credit.

     On April 17, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association (the "Chase Warehouse"). The Chase Warehouse provides an additional warehouse line of credit of $20 million for its mortgage originations. This Chase Warehouse is secured by the mortgage loans funded with the proceeds of such borrowings. The interest rate charged for borrowings under the Chase Warehouse is LIBOR plus 11/4% on conventional and FHA/VA loans an LIBOR plus 1 5/8% for BCD loans. The Chase Warehouse expires on October 14, 1998.

     The Warehouse Facility and the Chase Warehouse contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Facility and the Chase Warehouse when the current terms expire.

     Since September 1, 1996, the Company has borrowed funds from corporations owned by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company) to provide for funding of residential rehabilitation properties and working capital purposes. At March 31, 1998, borrowings from these affiliates totaled $3.3 million.
Interest on borrowings from affiliates is 10% per annum and certain of the Company's residential rehabilitation properties secure the borrowings.

     On February 18, 1998 the Company completed an initial public offering of new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11,250,000 and net proceeds of approximately $9.2 million. The proceeds from this offering were used for funding mortgage originations and residential rehabilitation properties, working capital and an S Corporation distribution.

     Net cash used in operations for the quarter ended March 31, 1998 was $10.6 million. The Company used cash to fund the $20.7 million increase in mortgage loans held for sale, offset, in part, by the decrease in receivable from sales of loans of $10.3 million and $1.4 million net increase in residential rehabilitation properties. The increases in these assets were financed by increased borrowings under the Warehouse Facility, and the proceeds from the initial public offering.

     In April 1998, the Company entered into a $20 million Mortgage Loan and Purchase Sale Agreement (the "Gestation Agreement") with a financial institution. The Gestation Agreement permits the Company to lower its borrowing costs and provides additional liquidity to the Company. The Gestation Agreement initially allows the Company to fund its conventional and FHA/VA mortgage originations. The Company's borrowing costs under this facility is LIBOR plus 1%. Either party may terminate this agreement at any time upon notice. The Company believes that other institutions provide similar funding programs and in the event its current arrangement were to terminate, the Company believes that it will be able to enter into similar arrangements.

     Impact of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires the reclassification of financial statements for earlier periods provided for comparative purposes. The statement establishes standards for reporting and display of comprehensive income and its components. This statement requires that all items that are to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has determined that the requirements of SFAS 130 will have no impact on its financial condition or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. As the requirements of SFAS 131 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

                            PART II-OTHER INFORMATION


     Item 1. Legal Proceedings

     The Registrant is a defendant in certain litigation arising in the normal course of its business. In the opinion of the Registrant, any potential liability with respect to such legal actions will not, individually or in the aggregate, be material to the Registrant's financial position, liquidity or future results of operations.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  See accompanying Index to Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMCC FINANCIAL CORP.
                                            (Registrant)



                                           /s/ Ronald Friedman
                                           ---------------------
                                           President and Chief Executive Officer


                                           /s/ Timothy J. Mayette
                                           ----------------------
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

     Dated: May 14, 1998

                                INDEX TO EXHIBITS


Exhibits                                                 Sequential Page Number

Senior Secured Credit Agreement
with Chase Bank of Texas, National Association                   10.21*

Mortgage Loan and Purchase Sale Agreement
with Prudential Securities Realty Funding Corporation            10.22*


     * To be filed as an amendment