Form 10-Q
period 1998-06-30
PMCC FINANCIAL CORP
filed 1998-08-13
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                               3 Expressway Plaza
                           Roslyn Heights, N.Y. 11577
              (Address of Principal Executive Offices and Zip Code)

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 7, 1998: 3,750,000 shares.

                                      (1)

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                    Page No



     Part I - Financial Information

     Item 1. Financial Statements:

         Condensed Consolidated Statements of Operations (Unaudited)
                  Six Months Ended June 30, 1998 and 1997                                3
                  Three Months Ended June 30, 1998 and 1997                              4

         Condensed Consolidated Statements of Financial Condition (Unaudited)
                  June 30, 1998 and December 31, 1997                                    5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1998 and 1997                                6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       9

Part II -  Other Information                                                             15

Signatures                                                                               16

Exhibit Index                                                                            17


                                      (2)

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                         1998              1997
                                                                         ----              ----

Revenues:
Sales of residential rehabilitation properties                        $16,759,170      $ 8,807,292
Gains on sale of mortgage loans, net                                    6,761,807        4,340,477
Interest earned                                                         2,309,494          426,296
                                                                      -----------      -----------
                                                                       25,830,471       13,574,065
                                                                      -----------      -----------
Expenses:
Costs of sales, residential rehabilitation properties                  15,418,658        8,254,452
Compensation and benefits                                               4,470,700        2,677,417
Interest expense                                                        2,373,574          707,778
Other general and administrative                                        1,668,545          967,407
                                                                      -----------      -----------
                                                                       23,931,477       12,607,054
                                                                      -----------      -----------


Income before income tax expense                                        1,898,994          967,011
Income tax expense (1)                                                  1,595,000           16,506
                                                                      -----------      -----------
         Net  Income                                                     $303,994         $950,505
                                                                      ===========      ===========

Pro forma information:
Historical income before income tax                                    $1,898,994         $967,011
Adjustment to compensation expense for contractual
         Increase in officers' salary                                        --           (77,000)
                                                                      -----------      -----------
Pro forma income before income tax expense                              1,898,994          890,011
Provision for pro forma income taxes                                    (779,000)        (365,000)
                                                                      -----------      -----------
Pro forma net income                                                   $1,119,994         $525,011
                                                                      ===========      ===========

Pro forma net income per share of common stock-basic                        $0.33            $0.21
                                                                            =====            =====

Pro forma net income per share of common stock-diluted                      $0.32            $0.21
                                                                            =====            =====

Pro forma weighted average number of shares and
  share equivalents outstanding-basic
                                                                        3,418,508        2,500,000
                                                                        =========        =========

Pro forma weighted average number of shares and
  share equivalents outstanding-diluted                                 3,489,381        2,500,000
                                                                        =========        =========


     (1) Income tax expense for the six months ended June 30, 1998 includes a provision for deferred income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries from S corporation's to C corporation's.

     See accompanying notes to unaudited condensed consolidated financial statements.


                                      (3)

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                      Three Months Ended June 30,
                                                                         1998              1997
                                                                         ----              ----

Revenues:
Sales of residential rehabilitation properties                         $8,546,493       $4,582,892
Gains on sale of mortgage loans, net                                    3,676,417        2,560,213
Interest earned                                                         1,449,670          310,466
                                                                       ----------       ----------
                                                                       13,672,580        7,453,571
                                                                       ----------       ----------
Expenses:
Costs of sales, residential rehabilitation properties                   7,829,482        4,266,490
Compensation and benefits                                               2,281,622        1,396,005
Interest expense                                                        1,473,049          494,616
Other general and administrative                                          948,232          514,051
                                                                       ----------       ----------
                                                                       12,532,385        6,671,162
                                                                       ----------       ----------


Income before income tax expense                                        1,140,195          782,409
Income tax expense                                                        467,000           13,256
                                                                       ----------       ----------
         Net  Income                                                     $673,195         $769,153
                                                                       ==========       ==========

Pro forma information:
Historical income before income tax                                                       $782,409
Adjustment to compensation expense for contractual
         Increase in officers' salary                                                     (56,000)
                                                                                        ----------
Pro forma income before income tax expense                                                 726,409
Provision for pro forma income taxes                                                     (298,000)
                                                                                        ----------
Pro forma net income                                                                      $428,409
                                                                                        ==========

Net income/pro forma net income per share of common
stock-basic                                                                 $.018            $0.17
                                                                            =====            =====

Net income/pro forma net income per share of common
stock-diluted                                                               $.018            $.017
                                                                            =====            =====

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,750,000        2,500,000
                                                                        =========        =========


Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,826,379        2,500,000
                                                                        =========        =========




     See accompanying notes to unaudited condensed consolidated financial statements.


                                      (4)

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                        June 30,       December 31,
                                                                          1998             1997
                                                                          ----             ----

Assets
Cash and cash equivalents                                               $4,619,860      $1,713,405
Receivable from sales of loans                                          44,856,337      35,130,857
Mortgage loans held for sale, net                                       40,289,986      18,609,569
Accrued interest receivable                                                364,958         312,772
Other receivables, net                                                   1,546,829         398,444
Residential rehabilitation properties                                   14,410,905      11,584,273
Furniture & equipment, net                                                 664,645         286,713
Prepaid expenses and other assets                                          480,886         391,299
                                                                           -------         -------

Total assets                                                          $107,234,406     $68,427,332
                                                                      ============     ===========


Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit                   $88,576,215     $59,116,509
 Notes payable-shareholder                                                      --         293,163
 Due to affiliates                                                       3,303,850       3,084,503
 Accrued expenses and other liabilities                                  1,482,899       1,123,948
 Distribution payable                                                      665,555              --
 Taxes payable                                                           1,581,349              --
                                                                        ----------      ----------
Total liabilities                                                       95,609,868      63,618,123
                                                                        ----------      ----------

Shareholders' equity
Common stock                                                                37,500           6,250
Additional paid-in capital                                              10,846,043         711,775
Retained earnings                                                          740,995       4,091,184
                                                                        ----------      ----------

Total  shareholders' equity                                             11,624,538       4,809,209
                                                                        ----------       ---------

Total liabilities and shareholders' equity                            $107,234,406     $68,427,332
                                                                      ============     ===========




     See accompanying notes to unaudited condensed consolidated financial statements

                                      (5)

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended June 30,
                                                                                 1998                1997
                                                                                 ----                ----


Cash flows from operating activities:
Net  (loss) income                                                              $303,994           $950,505
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                         (1,340,512)          (552,840)
           Proceeds from sales of properties                                  16,759,170          8,807,292
           Costs of properties acquired                                     (18,245,290)       (15,163,150)
         Depreciation and amortization                                            43,167             29,492
         Increase in accrued interest receivable                                (52,186)           (28,833)
         Net increase in mortgage loans held for sale                       (21,680,417)       (14,048,971)
         Increase in receivable from sales of loans                          (9,725,480)        (7,004,752)
         Increase in other receivables                                       (1,148,385)          (225,248)
         (Increase) decrease in prepaid expenses and other assets               (89,587)             16,968
         Increase in taxes payable                                             1,581,349                 --
         Increase in due to affiliates                                           219,347          1,950,867
         Increase in accrued expenses and other liabilities                      358,951            310,868
                                                                            ------------       ------------

         Net cash used in operating activities                              (33,015,879)       (24,957,802)
                                                                            ------------       ------------

Cash flows from investing activities:
         Purchase of furniture and equipment                                   (421,099)           (64,498)
         Principal repayments of mortgage loans held for investment                  --             22,269
                                                                               ---------           --------
                                                                               (421,099)           (42,229)
                                                                               ---------           --------
Net cash used in investing activities

Cash flows from financing activities:
         Distributions to S corporation shareholders, net of
         distribution payable                                                (2,006,435)          (215,756)
         Net proceeds from sale of common stock                                9,183,325                 --
         Net decrease in notes payable-shareholder                             (293,163)                 --
         Net increase in notes payable-warehouse lines of credit              29,459,706         25,441,433
                                                                              ----------         ----------

Net cash provided by financing activities                                     36,343,433         25,225,677
                                                                              ----------         ----------

Net increase in cash and cash equivalents                                      2,906,455            225,646

Cash and cash equivalents at beginning of period                               1,713,405            409,788
                                                                               ---------            -------

Cash and cash equivalents at end of period                                    $4,619,860           $635,434
                                                                              ==========           ========

Supplemental  disclosures  of cash flow  information:
       Cash paid during the year for:
           Interest                                                            2,169,682           $576,883
                                                                              ==========           ========
           Income taxes                                                          $13,651            $25,365
                                                                                 =======            =======


     See accompanying notes to unaudited condensed consolidated financial statements

                                      (6)

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

     1. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain reclassifications have been made to conform the prior period's presentation to the current presentation.

     2. Initial Public Offering

     On February 18, 1998 the shareholders of Premier Mortgage Corp. ("Premier") exchanged all of their outstanding common shares of Premier for 2.5 million common shares of the Company. Following the exchange, the Company completed an initial public offering of 1.25 million common shares at a price of $9 per share from which gross proceeds of $11,250,000 and net proceeds of $9,183,000 were received.At the time of the offering, shareholder equity was $1.7 million.

     At the time of the share exchange, the Company agreed to make a cash distribution to existing shareholders of $2.7 million which was equal to the Company's undistributed subchapter S corporation earnings. Approximately $1.9 million of the distribution was paid during the quarter ended March 31, 1998, of which $1 million was from the proceeds of the initial public offering. The balance of the distribution will be paid in four equal quarter annual installments and is evidenced by the Company's promissory note bearing interest at 10% per annum. The remaining undistributed subchapter S corporation earnings were reclassified from retained earnings to additional paid in capital.

     3. Income  Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the six months ended June 30, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the six months ended June 30, 1998 and the three and six months ended June 30, 1997 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

                                      (7)

     4. Earnings Per Share of Common Stock

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"). This statement establishes standards for computing and presenting EPS for entities with publicly held common stock and common stock equivalents and requires reconciliation of the numerator and denominator of the EPS calculation presented.

     Basic EPS is determined by dividing pro forma net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options was 70,873 shares and 0 shares, respectively, for the six months ended June 30, 1998 and 1997 and 76,379 and 0 shares, respectively, for the three months ended June 30, 1998 and 1997.

     A ctual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the periods February 18, 1998 to March 31, 1998 and February 18, 1998 to June 30, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the less than full time period and the impact of the recognition of a deferred tax liability in connection with the change in tax status.

     5. Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                      Six Months Ended June 30,
                                                                           1998     1997
                                                                           ----     ----


         Revenues:
            Residential rehabilitation properties                        $16,759  $  8,807
            Mortgage banking                                               9,071     4,767
                                                                         -------  --------
                                                                         $25,830   $13,574
                                                                         =======  ========
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                      16,168     8,440
            Expenses allocable to mortgage banking
               (all other)                                                 7,763     4,167
                                                                        --------   -------
                                                                        $ 23,931   $12,607
                                                                        ========   =======

         Operating Profit:
              Residential rehabilitation properties                          591       367
              Mortgage banking                                             1,308       600
                                                                          ------   -------
                                                                          $1,899   $   967
                                                                          ======   =======

         Identifiable   Assets  (at  June  30,  1998
            and   December  31,  1997, respectively):
              Residential rehabilitation properties                     $ 14,411   $11,584
              Mortgage banking                                            92,823    56,843
                                                                        --------   -------
                                                                        $107,234   $68,427
                                                                        ========   =======

     (1) In managing  its  business,  the Company  does not  allocate  corporate expenses other than interest and compensation and benefits to its various activities.
                                      (8)

     6. Common Stock

     The authorized common stock of the Company consists of 1 million shares of preferred stock, par value $.01, none of which is presently issued, and 40 million shares of common stock, par value $.01, of which 3,750,000 shares are issued and outstanding at June 30, 1998. Prior to the February 18, 1998 initial public offering, Premier had 2,500 authorized shares of Class A common stock, of which 100 shares were issued and outstanding at December 31, 1997, and 1,000 authorized shares of Class B common stock, of which 25 shares were issued and outstanding at December 31, 1997. In conjunction with the initial public offering, both classes of Premier's common stock were exchanged by their shareholders for shares of the Company.

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

     Results of Operations

     Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                   Six Months Ended  June 30,
                                                                   1998                1997
                                                                   ----                ----


Sales of residential rehabilitation properties                $  16,759,170      $  8,807,292
Gains on sales of mortgage loans, net                             6,761,807         2,340,477
Interest earned                                                   2,309,494           426,296
                                                                 ----------         ---------
Total Revenue                                                 $  25,830,471       $13,574,065
                                                                 ==========        ==========



     Revenues from the sale of residential rehabilitation properties increased $8.0 million, or 90%, to $16.8 million for the six months ended June 30, 1998 from $8.8 million for the six months ended June 30, 1997. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 109 for the six months ended June 30, 1998 from 62 for the six months ended June 30, 1997.
                                      (9)

     Gains on sales of mortgage loans increased $2.4 million, or 56%, to $6.8 million for the six months ended June 30, 1998 from $4.3 million for the six months ended June 30, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and
(b) loan originations and sales by the Company's Wholesale and B-C-D Divisions, which commenced operations in April 1997. Mortgage loan originations were $240.1 million and $109.7 million for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, approximately 50% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 50% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                      Six Months Ended June 30,
                                          1998        1997
                                          ----        ----

     Conventional                      $155,503   $  66,700
     FHA/VA                              48,403      28,500
     BCD                                 36,201      14,500
                                         ------      ------
     Total                             $240,107    $109,700
                                       ========    ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $1.9 million, or 442%, to $2.3 million for the six months ended June 30, 1998 from $426,000 for the six months ended June 30, 1997. This increase was primarily due to increased mortgage originations for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                              Six Months Ended June 30,
                                                              1998                1997
                                                              ----                ----


Cost of sales - residential rehabilitation properties     $ 15,418,658      $   8,254,452
Compensation and benefits                                    4,470,700          2,677,417
Interest expense                                             2,373,574            707,778
Other general and administrative                             1,668,545            967,407
                                                            ----------         ----------
Total expenses                                           $  23,931,477        $12,607,054
                                                            ==========         ==========


     Cost of sales - residential rehabilitation properties increased $7.2 million, or 87%, to $15.4 million for the six months ended June 30, 1998 from $8.3 million for the six months ended June 30, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $1.8 million, or 67%, to $4.5 million for the six months ended June 30, 1998 from $2.7 million for the six months ended June 30,1997. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations. Total personnel increased to 126 employees at June 30, 1998 from 68 at June 30, 1997.
                                      (10)

     Interest expense increased $1.7 million, or 235%, to $2.4 million for the six months ended June 30, 1998 from $708,000 for the six months ended June 30, 1997. Approximately $351,000 of this increase was attributable to the funding of residential rehabilitation properties. The remainder of the increase was attributable to the increase in mortgage originations funded through the Company's warehouse facility.

     Other general and administrative expense increased $701,000, or 72%, to $1.7 million for the six months ended June 30, 1998 from $967,000 for the six months ended June 30, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.


     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Pro forma net income increased $595,000, or 113%, to $1.1 million for the six months ended June 30, 1998 from $525,000 for the six months ended June 30, 1997. Net income decreased $647,000 to $304,000 for the six months ended June 30, 1998 from $951,000 for the six months ended June 30, 1997. The six months ended June 30, 1998 includes a provision for deferred income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries from S corporations to C corporations.


     Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                     Quarter Ended  June 30,
                                                     1998               1997

Sales of residential rehabilitation properties  $  8,546,493        $4,582,892
Gains on sales of mortgage loans, net              3,676,417         2,560,213
Interest earned                                    1,449,670           310,466
                                                 -----------        ----------
Total Revenue                                    $13,672,580        $7,453,571
                                                 ===========        ==========


     Revenues from the sale of residential rehabilitation properties increased $4.0 million, or 86%, to $8.5 million for the quarter ended June 30, 1998 from $4.5 million for the quarter ended June 30, 1997. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 56 for the quarter ended June 30, 1998 from 34 for the quarter ended June 30, 1997.


     Gains on sales of mortgage loans increased $1.1 million, or 44%, to $3.7 million for the quarter ended June 30, 1998 from $2.6 million for the quarter ended June 30, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's Wholesale and B-C-D Divisions, which commenced operations in April 1997. Mortgage loan originations were $139.6 million and $72.3 million for the quarters ended June 30, 1998 and 1997, respectively. For the quarter ended June 30, 1998, approximately 54% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 46% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                      (11)

                                             Quarters Ended June 30,
                                              1998           1997
                                              ----           ----

      Conventional                         $ 93,120        $ 43,269
      FHA/VA                                 26,876          14,488
      BCD                                    19,576          14,500
                                            -------          ------
      Total                                $139,572        $ 72,257
                                            =======          ======

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $1.1 million, or 367%, to $1.4 million for the quarter ended June 30, 1998 from $310,000 for the quarter ended June 30, 1997. This increase was primarily due to increased mortgage originations for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                             Quarters Ended June 30,
                                                            1998                1997
                                                            ----                ----

Cost of sales - residential rehabilitation properties   $ 7,829,482        $ 4,266,490
Compensation and benefits                                 2,281,622          1,396,005
Interest expense                                          1,473,049            494,616
Other general and administrative                            948,232            514,051
                                                         ----------          ---------
Total expenses                                          $12,532,385         $6,671,162
                                                         ==========          =========

     Cost of sales - residential rehabilitation properties increased $3.6 million, or 84%, to $7.8 million for the quarter ended June 30, 1998 from $4.3 million for the quarter ended June 30, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $886,000, or 63%, to $2.3 million for the quarter ended June 30, 1998 from $1.4 million for the quarter ended June 30,1997. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations.

     Interest expense increased $978,000, or 198%, to $1.5 million for the quarter ended June 30, 1998 from $495,000 for the quarter ended June 30, 1997. Approximately $192,000 of this increase was attributable to the funding of residential rehabilitation properties. The remainder of the increase was attributable to the increase in mortgage originations funded through the Company's warehouse facility.

     Other general and administrative expense increased $434,000, or 84%, to $948,000 for the quarter ended June 30, 1998 from $514,000 for the quarter ended June 30, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Income before income taxes increased $358,000, or 46%, to $1.1 million for the quarter ended June 30, 1998 from $783,000 for the quarter ended June 30, 1997. Net income decreased $96,000 to $673,000 for the three months ended June 30, 1998 from $769,000 for the three months ended June 30, 1997 as a result of the provision for income tax expense of $467,000 for the quarter ended June 30, 1998 compared to $13,000 for the quarter ended June 30, 1997 reflecting the change of tax status to a C corporation from an S corporation. Net income of $673,000 for the quarter ended June 30, 1998 represents an increase of $245,000, or 57%, compared to pro forma net income of $428,000 for the quarter ended June 30, 1997.

                                      (12)

     Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit, borrowings from affiliates and cash flow from operations. The amount of outstanding borrowings under warehouse lines of credit at June 30, 1998 was $88.6 million. The mortgage loans and residential rehabilitation properties, funded with the proceeds from such borrowings, secure warehouse lines of credit. Borrowings from affiliates are secured by mortgages on the residential rehabilitation properties for which monies were borrowed.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association and PNC Bank (the "Warehouse Line"). The Warehouse Line provides a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Warehouse Line combined the two existing warehouse lines of credit with the same financial institutions and is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Borrowings for residential rehabilitation purchases are guaranteed by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company). The interest rate charged for borrowings under the Warehouse Line is LIBOR plus 1 1/4%-2 1/4 depending upon the collateral type. The Warehouse Line expires on August 6, 1999.

     The Warehouse Lines contains certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Line when the current terms expire.

     Since September 1, 1996, the Company has borrowed funds from corporations owned by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company) to provide for funding of residential rehabilitation properties and working capital purposes. At June 30, 1998, borrowings from these affiliates totaled $3.3 million.
Interest on borrowings from affiliates is 10% per annum and certain of the Company's residential rehabilitation properties secure the borrowings.

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

     Net cash used in operations for the six months ended June 30, 1998 was $33 million. The Company used cash to fund the $21.8 million net increase in mortgage loans held for sale, the $9.6 million net increase in receivable from sales of loans and the $2.8 million net increase in residential rehabilitation properties. The increases in these assets were financed by increased borrowings under the Warehouse Facility, and the proceeds from the initial public offering.

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

                                      (13)

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 applies to all entities and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and auditing standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 may have on its financial statements.

                                      (14)

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





                                      (15)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMCC FINANCIAL CORP.
                                            (Registrant)



                                        By:/s/ Ronald Friedman
                                           ------------------------------------
                                           Ronald Friedman
                                           President and Chief Executive Officer


                                        By:/s/ Timothy J. Mayette
                                           ------------------------------------
                                           Timothy J. Mayette
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

     Dated: August 13, 1998


                                      (16)

                                INDEX TO EXHIBITS

Exhibits                                             Sequential Page Number
--------                                             ----------------------
8/98 Amended and Restated Senior
  Secured Credit Agreement with
  Chase Bank of Texas, National
  Association and PNC Bank, N.A.                              10.23*

Financial Data Schedule                                       27


* To be filed as an amendment


                                      (17)