Form 10-Q
period 1998-09-30
PMCC FINANCIAL CORP
filed 1998-11-13
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         Commission File Number: 1-7614
                         ------------------------------

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 9, 1998: 3,750,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No

Part I - Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations (Unaudited)
                   Three Months Ended Sept. 30, 1998 and 1997                 3
                   Nine Months Ended Sept. 30, 1998 and 1997                  4

         Condensed Consolidated Statements of Financial Condition (Unaudited)
                  Sept. 30, 1998 and December 31, 1997                        5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended Sept. 30, 1998 and 1997                   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)     7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Part II -  Other Information                                                 18

Signatures                                                                   19

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended Sept. 30,
                                                                      ----------------------------
                                                                          1998              1997
                                                                          ----              ----
Revenues:
Sales of residential rehabilitation properties                         $8,805,765       $8,712,170
Gains on sale of mortgage loans, net                                    5,408,552        3,631,841
Interest earned                                                         1,633,472          985,787
                                                                       ----------       ----------
                                                                       15,847,789       13,329,798
                                                                       ----------       ----------
Expenses:
Costs of sales, residential rehabilitation properties                   8,084,440        8,268,063
Compensation and benefits                                               3,217,256        2,112,988
Interest expense                                                        1,743,598          865,813
Other general and administrative                                        1,192,740          535,681
                                                                       ----------       ----------
                                                                       14,238,034       11,782,545
                                                                       ----------       ----------


Income before income tax expense                                        1,609,755        1,547,253
Income tax expense                                                        660,000            8,692
                                                                        ---------       ----------
         Net  Income                                                     $949,755       $1,538,561
                                                                        =========       ==========

Pro forma information:
Historical income before income tax                                                     $1,547,253
Adjustment to compensation expense for contractual
         Increase in officers' salary                                                     (14,000)
                                                                                        ----------
Pro forma income before income tax expense                                               1,533,253
Provision for pro forma income taxes                                                     (629,000)
                                                                                        ----------
Pro forma net income                                                                      $904,253
                                                                                          ========

Net income/pro forma net income per share of common                         $0.25            $0.36
                                                                            =====            =====
stock-basic

Net income/pro forma net income per share of common                         $0.25            $0.36
                                                                            =====            =====
stock-diluted

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,747,307        2,500,000
                                                                        =========        =========


Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,781,797        2,500,000
                                                                        =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.


                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                      Nine Months Ended Sept. 30,
                                                                      ---------------------------
                                                                         1998              1997
                                                                         ----              ----
Revenues:
Sales of residential rehabilitation properties                        $25,564,935      $17,519,462
Gains on sale of mortgage loans, net                                   12,170,359        7,972,318
Interest earned                                                         3,942,966        1,412,083
                                                                      -----------      -----------
                                                                       41,678,260       26,903,863
                                                                      -----------      -----------
Expenses:
Costs of sales, residential rehabilitation properties                  23,503,098       16,522,515
Compensation and benefits                                               7,687,956        4,790,405
Interest expense                                                        4,117,172        1,573,591
Other general and administrative                                        2,861,285        1,503,088
                                                                       ----------       ----------
                                                                       38,169,511       24,389,599
                                                                       ----------       ----------


Income before income tax expense                                        3,508,749        2,514,264
Income tax expense (1)                                                  2,255,000           25,198
                                                                       ----------       ----------
         Net  Income                                                   $1,253,749       $2,489,066
                                                                       ==========       ==========

Pro forma information:
Historical income before income tax                                     3,508,749       $2,514,264
Adjustment to compensation expense for contractual
         Increase in officers' salary                                          --         (91,000)
                                                                      -----------      -----------
Pro forma income before income tax expense                              3,508,749        2,423,264
Provision for pro forma income taxes                                  (1,439,000)      (1,000,000)
                                                                      -----------      -----------
Pro forma net income                                                   $2,069,749       $1,423,264
                                                                       ==========       ==========

Pro forma net income per share of common stock-basic
                                                                            $0.59            $0.57
                                                                            =====            =====

Pro forma net income per share of common stock-diluted
                                                                            $0.58            $0.57
                                                                            =====            =====

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,530,220        2,500,000
                                                                        =========        =========


Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,583,633        2,500,000
                                                                        =========        =========



See accompanying notes to unaudited condensed consolidated financial statements.

(1) Income tax expense for the nine months ended September 30, 1998 includes a provision for deferred Income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries From S corporation's to C corporation's.



                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                        Sept. 30,      December 31,
                                                                          1998           1997
                                                                          ----           ----
Assets
Cash and cash equivalents                                               $3,331,425      $1,713,405
Receivable from sales of loans                                          14,989,898      35,130,857
Mortgage loans held for sale, net                                       64,342,194      18,609,569
Accrued interest receivable                                                292,408         312,772
Other receivables, net                                                   1,356,427         398,444
Residential rehabilitation properties                                   15,810,550      11,584,273
Furniture & equipment, net                                                 739,975         286,713
Prepaid expenses and other assets                                          464,473         391,299
                                                                        ----------      ----------

Total assets                                                          $101,327,350     $68,427,332
                                                                      ============     ===========


Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit                   $82,043,788     $59,116,509
 Notes payable-shareholder                                                      --         293,163
 Due to affiliates                                                       2,203,219       3,084,503
 Accrued expenses and other liabilities                                  2,355,038       1,123,948
 Distribution payable                                                      537,019              --
 Taxes payable                                                           1,703,360              --
                                                                       -----------      ----------
Total liabilities                                                       88,842,424      63,618,123
                                                                       -----------      ----------

Shareholders' equity
Common stock                                                                37,500           6,250
Additional paid-in capital                                              10,846,043         711,775
Retained earnings                                                        1,690,750       4,091,184
Less: Treasury stock                                                      (89,367)              --
                                                                        ----------       ---------

Total  shareholders' equity                                             12,484,926       4,809,209
                                                                        ----------       ---------

Total liabilities and shareholders' equity                            $101,327,350     $68,427,332
                                                                      ============     ===========



See accompanying notes to unaudited condensed consolidated financial statements



                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                Nine Months ended Sept. 30,
                                                                                ---------------------------
                                                                                  1998             1997
                                                                                  ----             ----
Cash flows from operating activities:
Net income                                                                    $1,253,749         $2,489,066
    Adjustments to reconcile net income to net cash used in operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                         (2,061,837)          (996,947)
           Proceeds from sales of properties                                  25,564,935         17,519,462
           Costs of properties acquired                                     (27,729,375)       (25,684,261)
         Depreciation and amortization                                            77,194             44,183
         Decrease (increase) in accrued interest receivable                       20,364          (116,997)
         Net increase in mortgage loans held for sale                       (45,732,625)       (16,934,213)
         Decrease (increase) in receivable from sales of loans                20,140,959       (21,265,895)
         Increase in other receivables                                         (957,983)          (262,530)
         Increase in prepaid expenses and other assets                          (73,174)            (8,233)
         Increase in taxes payable                                             1,703,360                 --
         (Decrease) increase in due to affiliates                              (881,284)          2,273,664
         Increase in accrued expenses and other liabilities                    1,231,090            472,714
                                                                             -----------       ------------

         Net cash used in operating activities                              (27,444,627)       (42,469,987)
                                                                            ------------       ------------

Cash flows from investing activities:
         Purchase of furniture and equipment                                   (530,456)           (85,756)
         Principal repayments of mortgage loans held for investment                   --            138,052
                                                                               ---------           --------


Net cash (used in) provided by investing activities                            (530,456)             52,296
                                                                               ---------             ------

Cash flows from financing activities:
         Distributions to S corporation shareholders, net of
         distribution payable                                                (2,134,971)          (364,502)
         Net proceeds from sale of common stock                                9,183,325                 --
         Net (decrease) increase in notes payable-shareholder                  (293,163)             18,163
               Net borrowing installment loan                                    243,476                 --
               Treasury stock purchases                                         (89,367)                 --
         Net increase in notes payable-warehouse lines of credit              22,683,803         42,721,049
                                                                              ----------         ----------

Net cash provided by financing activities                                     29,593,103         42,374,710
                                                                              ----------         ----------

Net increase (decrease) in cash and cash equivalents                           1,618,020           (42,981)

Cash and cash equivalents at beginning of period                               1,713,405            409,788
                                                                               ---------            -------

Cash and cash equivalents at end of period                                    $3,331,425           $366,807
                                                                              ==========           ========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
           Interest                                                           $3,895,446         $1,604,930
                                                                              ==========         ==========
           Income taxes                                                         $551,640            $18,761
                                                                                ========            =======

See accompanying notes to unaudited condensed consolidated financial statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Sept. 30, 1998
                                   (Unaudited)

1.       Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and nine months ended Sept. 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain reclassifications have been made to conform the prior period's presentation to the current presentation.

2.       Initial Public Offering

     On February 18, 1998 the shareholders of Premier Mortgage Corp. ("Premier") exchanged all of their outstanding common shares of Premier for 2.5 million common shares of the Company. Following the exchange, the Company completed an initial public offering of 1.25 million common shares at a price of $9 per share from which gross proceeds of $11,250,000 and net proceeds of $9,183,000 were received.

     At the time of the share exchange, the Company agreed to make a cash distribution to existing shareholders of $2.7 million which was equal to a substantial portion of the Company's undistributed subchapter S corporation earnings. As a result, at the time of the offering, shareholders' equity was $1.7 million. Approximately $1.9 million of the distribution was paid during the quarter ended March 31, 1998, of which $1 million was from the proceeds of the initial public offering. The balance of the distribution will be paid in four equal quarterly installments and is evidenced by the Company's promissory note bearing interest at 10% per annum. The remaining undistributed subchapter S corporation earnings were reclassified from retained earnings to additional paid in capital.

3.       Income Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the nine months ended Sept. 30, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the nine months ended Sept. 30, 1998 and the nine and three months ended Sept. 30, 1997 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

4.       Earnings Per Share of Common Stock

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"). This statement establishes standards for computing and presenting EPS for entities with publicly held common stock and common stock equivalents and requires reconciliation of the numerator and denominator of the EPS calculation presented.

     Basic EPS is determined by dividing pro forma net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options was 31,797shares and 0 shares, respectively, for the three months ended Sept. 30, 1998 and 1997 and 53,413 and 0 shares, respectively, for the nine months ended Sept. 30, 1998 and 1997.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the period February 18, 1998 to Sept. 30, 1998 has not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the less than full time period and the impact of the recognition of a deferred tax liability in connection with the change in tax status.


5.       Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth-certain information concerning these activities (in thousands):

                                                                      Nine Months Ended Sept. 30,
                                                                      ---------------------------
                                                                           1998           1997
                                                                           ----           ----
         Revenues:
            Residential rehabilitation properties                         $25,565       $17,519
            Mortgage banking                                               16,113         9,385
                                                                          -------       -------
                                                                          $41,678       $26,904
                                                                          =======       =======
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                      $24,638       $16,930
            Expenses allocable to mortgage banking
               (all other)                                                 13,531         7,460
                                                                          -------       -------
                                                                          $38,170       $24,390
                                                                          =======       =======

         Operating Profit:
              Residential rehabilitation properties                           927           589
              Mortgage banking                                              2,582         1,925
                                                                           ------        ------
                                                                           $3,509        $2,514
                                                                           ======        ======

         Identifiable Assets (at Sept. 30, 1998 and
            December 31, 1997, respectively):
              Residential rehabilitation properties                       $15,811       $11,584
              Mortgage banking                                             85,516        56,843
                                                                         --------       -------
                                                                         $101,327       $68,427
                                                                         ========       =======

     (1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.

6.       Common Stock

     The authorized common stock of the Company consists of 1 million shares of preferred stock, par value $.01, none of which is presently issued, and 40 million shares of common stock, par value $.01, of which 3,750,000 shares are issued at Sept. 30, 1998. The Company holds 14,600 shares of treasury stock at Sept. 30, 1998. Prior to the February 18, 1998 initial public offering, Premier had 2,500 authorized shares of Class A common stock, of which 100 shares were issued and outstanding at December 31, 1997, and 1,000 authorized shares of Class B common stock, of which 25 shares were issued and outstanding at December 31, 1997. In conjunction with the initial public offering, both classes of Premier's common stock were exchanged by their shareholders for shares of the Company.

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

Results of Operations

     Three Months Ended Sept. 30, 1998 Compared to Three Months Ended Sept. 30, 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                   Three Months Ended  Sept. 30,
                                                                   -----------------------------
                                                                    1998                    1997
                                                                    ----                    ----

Sales of residential rehabilitation properties                 $8,805,765              $8,712,170
Gains on sales of mortgage loans, net                           5,408,552               3,631,841
Interest earned                                                 1,633,472                 985,787
                                                              -------------            ----------
Total Revenue                                                 $15,847,789             $13,329,798
                                                              =============           ===========


     Revenues from the sale of residential rehabilitation properties increased $94,000, or 1%, to $8.8 million for the three months ended Sept. 30, 1998 from $8.7 million for the three months ended Sept. 30, 1997. The number of residential rehabilitation properties sold decreased to 57 for the three months ended Sept. 30, 1998 from 58 for the three months ended Sept. 30, 1997.

     Gains on sales of mortgage loans increased $1.8 million, or 49%, to $5.4 million for the three months ended Sept. 30, 1998 from $3.6 million for the three months ended Sept. 30, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's Wholesale and B-C-D Divisions, which commenced operations in April 1997. Mortgage loan originations were $170 million and $98.3 million for the three months ended Sept. 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, approximately 65% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 35% from its wholesale operations. The following table summarizes the Company's mortgage originations (in thousands):

                                              Three Months Ended Sept. 30,
                                              ----------------------------
                                              1998                    1997
                                              ----                    ----

            Conventional                    $107,131                $55,700
            FHA/VA                            41,283                 23,800
            BCD                               21,980                 18,800
                                            --------                -------
            Total                           $170,394                $98,300
                                            ========                =======

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $648,000, or 66%, to $1.6 million for the three months ended Sept. 30, 1998 from $986,000 for the three months ended Sept. 30, 1997. This increase was primarily due to increased mortgage originations for the three months ended Sept. 30, 1998 as compared to the three months ended Sept. 30, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                               Three Months Ended Sept. 30,
                                                               ----------------------------
                                                                 1998                1997
                                                                 ----                ----

Cost of sales - residential rehabilitation properties         $8,084,440         $8,268,063
Compensation and benefits                                      3,217,256          2,112,988
Interest expense                                               1,743,598            865,813
Other general and administrative                               1,192,740            535,681
                                                             -----------        -----------
Total expenses                                               $14,238,034        $11,782,545
                                                             ===========        ===========

     Cost of sales - residential rehabilitation properties decreased $184,000, or 2%, to $8.1 million for the three months ended Sept. 30, 1998 from $8.3 million for the three months ended Sept. 30, 1997. This decrease was primarily due to the decrease in the number of properties sold.

     Compensation and benefits increased $1.1 million, or 52%, to $3.2 million for the three months ended Sept. 30, 1998 from $2.1 million for the three months ended Sept. 30, 1997. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations. Total personnel increased to 154 employees at Sept. 30, 1998 from 83 at Sept. 30, 1997.

     Interest expense increased $878,000, or 101%, to $1.7 million for the three months ended Sept. 30, 1998 from $866,000 for the three months ended Sept. 30, 1997. This increase was primarily attributable to the increase in mortgage originations funded through the Company's warehouse facility offset, in part, by a small decrease attributable to the funding of residential rehabilitation properties.

     Other general and administrative expense increased $657,000, or 123%, to $1.2 million for the three months ended Sept. 30, 1998 from $536,000 for the three months ended Sept. 30, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Income before income taxes increased $63,000, or 4%, to $1.6 million for the three months ended Sept. 30, 1998 from $1.5 million for the three months ended Sept. 30, 1997. Net income decreased $589,000 to $950,000 for the three months ended Sept. 30, 1998 from $1,539,000 for the three months ended Sept. 30, 1997 as a result of a provision for income tax expense of $660,000 for the three months ended Sept. 30, 1998 compared to $9,000 for the three months ended Sept. 30, 1997 reflecting the change in tax status to a C corporation from an S corporation. Accordingly, net income for the three months ended Sept. 30, 1998 increased $46,000, or 5%, to 950,000 compared to pro forma net income of $904,000 for the three months ended Sept. 30, 1997.

     Nine Months Ended Sept.  30, 1998  Compared to Nine Months Ended Sept.  30,
1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                   Nine Months Ended  Sept. 30,
                                                                   ----------------------------
                                                                    1998                  1997
                                                                    ----                  ----

Sales of residential rehabilitation properties                $25,564,935             $17,519,462
Gains on sales of mortgage loans, net                          12,170,359               7,972,318
Interest earned                                                 3,942,966               1,412,083
                                                              -----------             -----------
Total Revenue                                                 $41,678,260             $26,903,863
                                                              ===========             ===========


     Revenues from the sale of residential rehabilitation properties increased $8.0 million, or 46%, to $25.6 million for the nine months ended Sept. 30, 1998 from $17.5 million for the nine months ended Sept. 30, 1997. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 167 for the nine months ended Sept. 30, 1998 from 118 for the nine months ended Sept. 30, 1997.


     Gains on sales of mortgage loans increased $4.2 million, or 53%, to $12.2 million for the nine months ended Sept. 30, 1998 from $8.0 million for the nine months ended Sept. 30, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and
(b) loan originations and sales by the Company's Wholesale and B-C-D Divisions, which commenced operations in April 1997. Mortgage loan originations were $410.5 million and $208.0 million for the nine months ended Sept. 30, 1998 and 1997, respectively. For the nine months ended Sept. 30, 1998, approximately 56% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 44% from its wholesale operations. The following table summarizes the Company's mortgage originations (in thousands):

                                                                Nine Months Ended Sept. 30,
                                                                ---------------------------
                                                                    1998           1997
                                                                    ----           ----

                           Conventional                         $262,634       $122,400
                           FHA/VA                                 89,686         52,300
                           BCD                                    58,181         33,300
                                                                --------       --------
                           Total                                $410,501       $208,000
                                                               =========       ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $2.5 million, or 179%, to $3.9 million for the nine months ended Sept. 30, 1998 from $1.4 million for the nine months ended Sept. 30, 1997. This increase was primarily due to increased mortgage originations for the nine months ended Sept. 30, 1998 as compared to the nine months ended Sept. 30, 1997 and an increase in the amount of B-C-D mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                              Nine Months Ended Sept. 30,
                                                              ---------------------------
                                                                 1998               1997
                                                                 ----               ----

Cost of sales - residential rehabilitation properties         $23,503,098       $16,522,515
Compensation and benefits                                       7,687,956         4,790,405
Interest expense                                                4,117,172         1,573,591
Other general and administrative                                2,861,285         1,503,088
                                                              -----------       -----------
Total expenses                                                $38,169,511       $24,389,599


     Cost of sales - residential rehabilitation properties increased $7.0 million, or 42%, to $23.5 million for the nine months ended Sept. 30, 1998 from $16.5 million for the nine months ended Sept. 30, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $2.9 million, or 60%, to $7.7 million for the nine months ended Sept. 30, 1998 from $4.8 million for the nine months ended Sept. 30, 1997. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations.

     Interest expense increased $2.5 million, or 162%, to $4.1 million for the nine months ended Sept. 30, 1998 from $1.6 million for the nine months ended Sept. 30, 1997. Approximately $309,000 of this increase was attributable to the funding of residential rehabilitation properties. The remainder of the increase was attributable to the increase in mortgage originations funded through the Company's warehouse facility.

     Other general and administrative expense increased $1.4 million, or 90%, to $2.9 million for the nine months ended Sept. 30, 1998 from $1.5 million for the nine months ended Sept. 30, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Pro forma net income increased $646,000, or 45%, to $2.1 million for the nine months ended Sept. 30, 1998 from $1.4 million for the nine months ended Sept. 30, 1997. Net income decreased $1.2 million to $1.3 million for the nine months ended Sept. 30, 1998 from $2.5 million for the nine months ended Sept. 30, 1997. The nine months ended Sept. 30, 1998 includes a provision for deferred income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries from S corporations to C corporations.



Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit, borrowings from affiliates and cash flow from operations. The amount of outstanding borrowings under warehouse lines of credit at Sept. 30, 1998 was $81.8 million. The mortgage loans and residential rehabilitation properties, funded with the proceeds from such borrowings, secure warehouse lines of credit. Borrowings from affiliates are secured by mortgages on the residential rehabilitation properties for which monies were borrowed.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association and PNC Bank (the "Warehouse Line"). The Warehouse Line provides a warehouse line of credit of $120 million ($90 million committed at November 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Warehouse Line combined the two existing warehouse lines of credit with the same financial institutions and is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Borrowings for residential rehabilitation purchases are guaranteed by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company). The interest rate charged for borrowings under the Warehouse Line is LIBOR plus 1 1/4%-2 1/4 depending upon the collateral type. The Warehouse Line expires on August 6, 1999.

     The Warehouse Lines contains certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Line when the current terms expire.

     Since September 1, 1996, the Company has borrowed funds from corporations owned by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company) to provide for funding of residential rehabilitation properties and working capital purposes. At Sept. 30, 1998, borrowings from these affiliates totaled $2.2 million.
Interest on borrowings from affiliates is 10% per annum and certain of the Company's residential rehabilitation properties secure the borrowings.

     On February 18, 1998, the Company completed an initial public offering of new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11,250,000 and net proceeds of approximately $9.2 million. The proceeds from this offering were used for funding mortgage originations and residential rehabilitation properties, working capital and an S Corporation distribution.

     Net cash used in operations for the nine months ended Sept. 30, 1998 was $27.4 million. The Company used cash to fund the $45.7 million net increase in mortgage loans held for sale and the $4.2 million net increase in residential rehabilitation properties off set, in part, by the $20.1 million decrease in receivable from sales of loans. The increases in these assets were financed by increased borrowings under the Warehouse Facility, and the proceeds from the initial public offering. The Company also repurchased 14,600 shares at a cost of $89,367 pursuant to the 100,000 share repurchase program announced in August 1998.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has contacted the vendors of its information systems and has been informed that these systems are Y2000 compliant. The Company's existing workstations and fileservers are substantially Y2000 compliant and those workstations that are not Y2000 compliant will be replaced. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Under current practice, a firm that securitizes has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments. SFAS No. 134 gives mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998. Management of the Company anticipates that the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

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

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMCC FINANCIAL CORP.
                                            (Registrant)



                                        By /s/ Ronald Friedman
                                           -------------------
                                           Ronald Friedman
                                           President and Chief Executive Officer


                                        By /s/ Timothy J. Mayette
                                           ----------------------
                                           Timothy J. Mayette
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Dated:  November 12, 1998