Form 10-K
period 1998-12-31
PMCC FINANCIAL CORP
filed 1999-04-01
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number.: 1-7614

                              PMCC FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                   11-3404072
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

               3 Expressway Plaza, Roslyn Heights, New York 11577
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (516) 625-3000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock outstanding at March 22, 1999 was 3,724,800. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the American Stock Exchange, was approximately $9,492,200. Information required by Part III of this Form 10-K is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days of the end of the registrant's fiscal year.

Forward Looking Information

     The statements included in this Annual Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions and other risks and uncertainties described in this Annual Report on Form 10-K and in PMCC Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                     PART I

ITEM 1.  BUSINESS

General

     PMCC Financial Corp. (the "Company") is a specialty consumer financial services company providing a broad array of residential mortgage products to customers ranging from prime credit borrowers seeking "conventional" or FHA/VA loans to persons who cannot so qualify, i.e., so-called "B," "C" and "D" or "sub-prime" credit borrowers, seeking "non-conventional" loans. Since mid-1996, the Company has expanded and diversified its mortgage banking activities by opening a fully-staffed wholesale division, increasing its subprime mortgage originations and establishing a program to provide short-term funding to independent real estate agencies for one to four family residential rehabilitation properties.

     PMCC is a holding company that conducts all of its business through its wholly-owned subsidiary, PMCC Mortgage Corp. (formerly Premier Mortgage Corp.) ("PMCC"). On February 18, 1998, the shareholders of PMCC exchanged all of their outstanding common stock for shares of the Company, and the Company completed an initial public offering of new shares of common stock.

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

     The Company has experienced growth in its mortgage banking activities in recent years, originating $47 million in mortgage loans in 1994, $71 million in mortgage loans in 1995, $133 million in mortgage loans in 1996, $315 million in mortgage loans in 1997 and $582 million in mortgage loans in 1998. For its fiscal years ended December 31, 1996, 1997 and 1998, the Company had revenues from its mortgage banking activities of $6.6 million, $14.2 million, and $22.9 million, respectively.

     The Company originates residential first mortgages in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through referrals from local real estate agents, builders, accountants, financial planners and attorneys, as well as from direct customer contact via advertising, direct mail and promotional materials. The Company's wholesale division originates mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. For the year ended December 31, 1998, approximately 57% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 43% from its wholesale operations.

     The Company's revenues from mortgage banking activities are primarily generated from the premiums it receives on the sale of mortgage loans it originates, and from interest earned during the period the Company holds mortgage loans for sale. The Company's mortgage loans, together with servicing rights to these mortgages, are usually sold on a non-recourse basis to institutional investors, in each case within approximately 7 to 30 days of the date of origination of the mortgage (30-90 days for sub-prime originations). In general, when the Company establishes an interest rate at the origination of a mortgage loan, it attempts to contemporaneously lock in an interest yield to the institutional investor purchasing that loan from the Company. By selling these mortgage loans shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks. Furthermore, by selling its
mortgage  loans  on  a  "servicing-released"   basis,  the  Company  avoids  the
administrative and collection expenses of managing and servicing a loan portfolio and it avoids a risk of loss of anticipated future servicing revenue due to mortgage prepayments in a declining interest rate environment.

     The Company also generates income by charging fees for short-term funding to independent real estate agencies for the purchase, rehabilitation and resale of vacant one-to-four family residences primarily in New York City and Long Island, New York. The Company provides this funding to several independent real estate agencies who specialize in the rehabilitation and marketing of these properties. As security for providing the independent real estate agencies with the funding to accomplish the purchase, rehabilitation and resale of the property, title to the properties is held by the Company. The Company's income from this activity is limited to the fees and interest charged in connection with providing the funding and is not related to any gain or loss on the sale of the property. Since the Company holds the title to these properties, for financial reporting purposes the Company records as revenue the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the independent real estate agents. From the commencement of this activity on September 1, 1996 through December 31, 1996, the Company completed 35 transactions and recorded revenues of $5.1 million and cost of sales of $4.8 million. For the year ended December 31, 1997, the Company completed 169 such transactions. The Company's revenues and costs of sales from this activity for the year ended December 31, 1997 were $25.1 million and $23.6 million, respectively. For the year ended December 31, 1998, the Company completed 231 transactions and recorded revenues and costs of sales of $35.7 million and $32.9 million, respectively. At December 31, 1998, the Company had 147 properties in various stages of rehabilitation awaiting resale. Although the Company expects to continue this activity in its markets, there can be no assurance that the Company's historical rate of growth of this activity will continue in future periods.

     In April 1997, the Company established a sub-prime lending division to meet increased customer demand for sub-prime mortgage products and the availability of capital to the Company for these mortgage banking products. In many cases, subprime credit borrowers have substantial equity in their residences and while some of these sub-prime customers have impaired credit, such customers also include individuals who seek an expedited mortgage process, and persons who are self-employed or, due to other circumstances, have difficulty verifying their income. The Company believes that the demand for loans by sub-prime credit customers is less dependent on general levels of interest rates or home sales and therefore may be less cyclical than conventional mortgage lending. The Company's sub-prime mortgage lending activity is subject to certain risks, including risks related to the significant growth in the number of sub-prime lenders in recent years, risks related to certain potential competition and risks related to credit-impaired borrowers.


Growth Strategy

         The Company's growth strategy includes the following elements:

     o increase the Company's wholesale mortgage origination business in New York and expand into other states. The Company believes that its broad range of mortgage alternatives for most classifications of borrowers and its ability to promptly make decisions provides it with the opportunity to increase this aspect of its business in the New York and New Jersey markets and in other markets in to which it intends to expand. Prompt and consistent service to independent mortgage loan brokers who are sources of wholesale loan transactions is a key to the Company increasing its wholesale mortgage originations and establishes the basis for repeat business and referrals from these brokers;

     o expand the Company's retail mortgage origination business into other states. The Company has recently opened retail offices in Westchester, New York and Staten Island, New York. The Company intends to open additional "retail" sales offices and "net branch" offices to deal directly with potential borrowers in other states, although it has not yet identified the exact locations of these additional offices. This expansion activity will be based on the Company's ability to recruit experienced loan officers and other qualified personnel in particular markets. The expansion costs for new sales offices are generally mitigated by leasing short-term executive suite space until revenues are generated by the office, at which time the Company will lease permanent space. Controlling the costs of expansion permits the Company to enter and, if necessary, exit new geographic markets quickly with limited financial impact. The Company's goal is for each office to achieve break-even operations within six months after opening;

     o expand the Company's residential rehabilitation activities outside of New York City and Long Island, New York. The Company believes that opportunities exist in other locations within New Jersey and the New York metropolitan area to provide fee-based short-term funding for residential rehabilitation properties. In some cases, this funding would be provided to one of the specialized real estate companies with which the Company already does business, while in other cases, the Company may elect to work with companies with which it has not done business in the past. The Company views its residential rehabilitation activities as important sources of fee business and follow-on mortgage origination business; and

     o recruit additional key personnel. The Company continues to seek to hire experienced mortgage loan and operations personnel. The Company views its employees as key to its growth, and believes it offers compensation packages that will both attract new employees and retain existing ones.

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


Operating Strategy

         The Company's operating strategy includes the following elements:

     o continue to provide quality service. The Company seeks to provide high levels of service to its retail customers and the broker network that is a source of wholesale loan originations. This service includes prompt preliminary approval of loans, consistent application of the Company's underwriting guidelines and prompt funding of loans. To provide this level of service, each loan is handled by a team of professionals that includes experienced loan sales personnel, processors and underwriters. The Company believes that this commitment to service provides it with a competitive advantage in establishing and maintaining a productive sales force and satisfactory broker relationships;

     o maintain underwriting standards. The Company's underwriting process is designed to thoroughly, expeditiously and efficiently review and underwrite each prospective loan and to insure that each loan can be sold to a third-party investor by conforming to its requirements. The Company employs eight underwriters,  with an  average  of  twelve  years  of  relevant  mortgage  loan
experience,   to  ensure  that  all  originated   loans  satisfy  the  Company's
underwriting  criteria.   Each  loan  is  reviewed  and  approved  by  a  senior
underwriter. The Company believes that its experienced underwriting staff provides it with the infrastructure required to manage and sustain the Company's growth rate while maintaining the quality of loans originated;

     o broaden product offerings. The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its customers who may be "retail" customers and brokers who are sources of wholesale loan originations. The Company successfully negotiates master commitments from its investors for special niche products which are only offered to a limited number of companies nationwide. The Company intends to continue to negotiate these specialized master commitments to allow the Company to offer exceptional niche products that are only offered to a limited amount of companies nationwide;

     o continue delegated underwriting approval status. The Company seeks to provide a high level of service to its retail and wholesale accounts, by having internal authority to approve a large portion of the loans it sells. In addition to FNMA, FHLMC, FHA and jumbo loans, the Company has been delegated authority by certain institutional investors to approve many of the Company's niche products. The Company has provided training for its processors and underwriters to efficiently review each file for compliance with investor guidelines. The Company believes that its delegated authority to approve most loans provides it with a competitive advantage because it allows the Company to provide additional services to its borrowers and correspondents; and

     o invest in information systems. In its continued effort to increase efficiency, the Company plans to upgrade its information systems in 1999. The Company intends to continually look for ways to improve efficiencies through automation.

     The Company does not currently intend to engage in mortgage securitization activities.


Mortgage Products Offered

     The Company believes it is one of a small group of multi-state mortgage bankers that offer on a direct (or "retail") basis a broad array of mortgage products to prime credit borrowers (i.e., a credit-rated borrower seeking a conventional or FHA/VA insured loan), and borrowers who are unable to qualify for conforming home mortgages. The Company's experience and expertise in numerous types of mortgage products also gives it the ability to originate a full range of mortgage products on a wholesale basis. This broad array of products allow most prospective borrowers to obtain a mortgage through the Company.

     The following are examples of the more than 200 mortgage programs offered to prime credit and sub-prime credit borrowers:

     o Fixed interest rate mortgages with a fixed monthly payment. This loan is fully amortizing over a given number of years (for example, 15 or 30 years); a portion of the monthly payment covers both interest and principal.

     o Fixed interest rate balloon mortgages with equal monthly payments based on a long-term schedule (15 to 30 years), yet payment of the outstanding balance is due in full at an earlier date (5 to 10 years).

     o Adjustable interest rate mortgages ("ARMs") repayable over 7 to 30 years with monthly payments adjusted on a periodic basis (i.e., 6 months or once a year) based upon interest rate fluctuations.


         o ARMs offer additional alternatives:

     o Adjustment period -- This determines when the first interest rate and payment changes will take place; an ARM could make its initial adjustments after six months, one year, three years, five years or ten years and subsequent adjustments take place either every six months or one year thereafter.

     o Caps -- "Caps" place limits on payments and interest rate changes per adjustment period. For example, for an ARM that adjusts every year, the maximum increase in the interest rate on the adjustment date is typically 200 basis point per year (i.e., a mortgage would adjust from 7% to 9%) and 600 basis points for the life of the loan.

     o Index -- The index is the basis upon which interest rate adjustments are made; typically, the index is related to various Treasury bill rates or another widely published rate such as LIBOR.

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

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the five years ended December 31, 1998.

                                                                    Years Ended December 31,
                                                                       ($ in thousands)

                                           1994             1995              1996           1997                  1998
                                           ----             ----              ----           -------               ----
Conventional Loans:
  Volume                                $46,700          $51,300           $75,400          $177,825           $359,143
  Percentage of total volume               100%              73%               57%               57%                62%
FHA/VA Loans:
  Volume                                     --          $19,400           $57,700           $75,060           $146,628
  Percentage of total volume                 --              27%               43%               24%                25%
Sub-Prime Loans
  Volume                                      *                *                 *           $61,675            $76,645
  Percentage of total volume                  *                *                 *               19%                13%
Total Loans:
  Volume                                $46,700          $70,700          $133,100          $314,560           $582,416
  Number of Loans                           273              470               890             2,160              3,793
  Average Loan Size                        $171             $150              $150              $146               $154
------------

     *For the referenced periods, sub-prime loans represented less than five percent of the Company's loan originations and are included in the Company's conventional loans.


Operations

     Markets. The Company currently services mortgage customers in New York State (particularly in New York City and throughout Long Island) and New Jersey through 5 offices. Additionally, the Company has mortgage banking licenses in 37 additional states. The Company intends to open other retail and wholesale offices as opportunities present themselves. These offices will allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners. The Company intends to expand its residential rehabilitation activities through its existing and future agency relations.

     The Company also expects to expand into selected geographic markets through acquisitions of mortgage banking/mortgage broker businesses that have established niches in such areas. The Company believes these acquisitions are a cost-effective strategy for increasing mortgage originations.

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

     Wholesale Mortgage Operations. Wholesale mortgage originations are the responsibility of the Company's wholesale division, which solicits referrals of borrowers from a network of approximately 200 independent mortgage bankers and brokers located throughout New York and New Jersey. In wholesale originations, these mortgage bankers and brokers deal directly with the borrowers by assisting the borrower in collecting all necessary documents and information for a complete loan application, and serving as a liaison to the borrower throughout the lending process. The mortgage banker or broker submits this fully processed loan application to the Company for underwriting determination.

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

     The Company works with approximately 200 mortgage bankers and brokers on a regular basis. The Company conducts due diligence on potential mortgage bankers and brokers, including verifying financial statements of the company and credit checks of principals, business references provided by the bankers or brokers and verifying through the banking department that the mortgage banker or broker is in good standing. Once approved, the Company requires that each mortgage banker or broker sign an agreement of purchase and sale in which the mortgage banker or broker makes representations and warranties governing both the mechanics of doing business with the Company and the quality of the loan submissions. In addition, the Company regularly reviews the performance of loans originated through mortgage bankers and brokers.

     Through the wholesale division, the Company can increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations because brokers conduct their own marketing and employ their own personnel to attract customers, to assist the borrower in completing the loan application and to maintain contact with borrowers.

     Residential Rehabilitation Activities. In September 1996, the Company commenced a program of providing short-term fee-based funding to several real estate agencies with specialized expertise in the acquisition, rehabilitation and resale of vacant one-to-four family residential properties in New York City and Long Island, New York. These properties are generally offered to the agencies by banks or other mortgage companies that have acquired title and possession through a foreclosure proceeding. The Company's process of providing this short-term funding commences when an agency submits information about a property to the Company which the agency believes meets the Company's rehabilitation financing criteria. If the Company agrees to fund the rehabilitation of the property, it will advance the purchase of the property at up to 70% of the appraised value. The Company generally does not fund properties when the purchase price of the property is greater than 70% of the appraised value. As security for providing these independent real estate agencies with the funding to accomplish the purchase, residential rehabilitation and resale of the property, title to these properties is held by the Company. The Company's income from this activity is limited to the fees and interest charged in connection with providing the financing and not from any gain or loss on the sale of the property. The terms of these financing agreements with the agencies (the "Agent Agreement") provide that all risks relating to the ownership, marketing and resale of the property are borne by the agencies, including obtaining insurance on the property, maintaining the property and arranging for all aspects of offering and selling the property to potential buyers and renovating the property to the satisfaction of the buyer. The Agent Agreements also provide that the Company's fee, which averages approximately $9,000-$12,000, is a priority payment after payment of the funds advanced by the Company, over any monies paid to the agencies. The agencies and their principals personally guaranty reimbursement of all costs and the total fee payable to the Company. The properties funded by the Company through the residential rehabilitation program are generally acquired at prices between $60,000 and $100,000 each, and the renovation/rehabilitation expenses (which are borne by the agencies) are usually between $10,000 and $20,000 per property. The period during which these properties are financed generally ranges from three to five months. For financial reporting purposes, because the Company holds title to these properties, revenues are recorded at the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the independent real estate agents.

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


Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking and residential rehabilitation financing activities in large part through a warehouse lines of credit, gestation agreements and its ability to continue to originate mortgage loans and provide residential rehabilitation financings is dependent on continued access to capital on acceptable terms.

     The Company's committed warehouse lines of credit (the "Warehouse Facilities"), as amended, with two commercial banks currently allows the Company to borrow up to $110 million. The Warehouse Facilities expire in 1999 but are generally renewable. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman, the Company's President, Chief Executive Officer and a director and Robert Friedman, the Company's Chief Operating Officer, Secretary, Treasurer and Chairman of the Board of Directors.

     The Warehouse Facility requires the Company to repay the amount it borrows to fund a loan generally within 60 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. Until the loan is sold to an investor and repayment of the loan is made under the Warehouse Facility, the Warehouse Facility provides that the funded loan is pledged to secure the Company's outstanding borrowings. Interest payable is variable based LIBOR plus 1.25% to 2.25% based upon the underlying collateral.

     The Company supplements its Warehouse Facilities through a gestation agreement (the "Gestation Agreement"), which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $30 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the Warehouse Facilities and committed to be sold to institutional investors. The Gestation Agreement does not have an expiration date but is terminable by either party upon written notice. The Company believes that other financial institutions provide similar gestation lines of credit.

     From time to time, the Company has borrowed funds from a corporation owned by Robert Friedman, the Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company. As of December 31, 1998, $1.2 million remained outstanding, all of which is secured by a mortgage against certain residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property is sold, proceeds are used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year. This borrowing was repaid in full in February 1999.


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


Competition

     The mortgage banking industry is highly competitive in the states where the Company conducts business and in the states into which it seeks to expand. The Company's competitors include financial institutions, such as other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

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


Information Systems

     The Company continues to design and integrate into its operations the ability to access critical information for management on a timely basis. The Company uses various software programs designed specifically for the mortgage lending industry. Each branch office provides senior management with mortgage originations and other key data. The information system provides weekly and monthly detailed information on loans in process, fees, commissions, closings, financial statements and all other aspects of running and managing the business.


Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has contacted the vendors of its information systems and has been informed that these systems are Y2000 compliant. The Company's existing workstations and fileservers are substantially Y2000 compliant and those workstations that are not Y2000 compliant will be replaced during 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

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


Employees

     As of March 22, 1999, the Company had 159 employees, substantially all of whom were employed full-time. Of these, 116 were employed at the Company's Roslyn Heights, New York headquarters, and 43 were employed at the Company's other offices. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

     The Company's executive and administrative offices are located at Three Expressway Plaza, Roslyn Heights, New York, where the Company leases approximately 23,000 square feet of office space at an annual rent of approximately $475,000. The lease expires in April 2005.

     The Company leases 3,000 square feet of general office space in Hauppauge, New York pursuant to a lease that expires on June, 2002 at an average annual rent of approximately $40,000. The Company leases office space in Union, New Jersey pursuant to a lease that expires on February 28, 2002 with annual rent of $61,762.


ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is from time to time subject to various legal proceedings. The Company does not believe that any routine legal proceedings, individually or in the aggregate, will have a material adverse affect on the operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. The Common Stock is currently quoted on the American Stock Exchange under the symbol "PFC". The following table sets forth the closing high and low bid prices for the Common Stock for the fiscal period indicated.


   1998                                                                High                    Low
   ----                                                                ----                    ---

1st Quarter (from February 18, 1998).................................$9.00                   $7.00

2nd Quarter.......................................................... 8.875                   7.50

3rd Quarter.......................................................... 7.75                    5.75

4th Quarter.......................................................... 8.125                   6.125

     The closing per share bid price of the Common Stock as reported by the American Stock Exchange on March 22, 1999 was $7.75. As of March 26, 1999, the Company had approximately 14 shareholders of record and approximately 1,100 beneficial shareholders.

     On February 18, 1998, the Company  completed an initial public  offering of
1.25 million shares of Common Stock at a price of $9.00 per share. After paying the costs of this offering of approximately $2.1 million, the Company received approximately $9.2 million. The Company used these net proceeds (a) to increase its warehouse lines of credit, (b) to increase its purchase and rehabilitation of residential rehabilitation properties, (c) to fund a distribution of $1 million to existing shareholders, (d) to purchase computers and equipment, (e) to increase its mortgage originations, and (f) for general working capital purposes.

Dividend Policy

     To date, the Company has not paid a dividend on its Common Stock. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company intends to retain future earnings for use in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                              At or for the Years Ended December 31,
                                         ---------------- --------------- --------------- --------------- --------------
                                              1994             1995            1996            1997           1998
                                         ---------------- --------------- --------------- --------------- --------------
                                                             ($ in thousands, except per share data)

Revenues                                          $1,187          $3,315         $11,676         $39,364        $58,646
Net income                                            62             196           1,034           3,701          1,938
Pro forma net income1                                                                517           2,150          2,709
Pro forma net income per share -
diluted2                                                                            0.21            0.84           0.75

Operating Data:

Mortgage loans originated:
Conventional                                      46,700          51,300          75,400         177,825        359,143
FHA/VA                                                 -          19,400          57,700          75,060        146,628
Sub Prime3                                             -               -               -          61,675         76,645
                                         ---------------- =============== =============== =============== ==============
                                                  46,700          70,700         133,100         314,560        582,416
                                                          =============== =============== =============== ==============
                                         ================
Number of loans originated                           273             470             890           2,160          3,793
Average principal balance per loan                  $171            $150            $150            $146           $154
originated

Consolidated Balance Sheet Data:

Receivable from sales of loans                         -          $1,357          $9,838         $35,131        $20,789
Mortgage loans held for sale, net                   $582           5,537           2,875          18,610         67,677
Residential rehabilitation properties                  -               -           3,246          11,584         16,492
Total assets                                       1,098           8,232          17,153          68,427        112,809
Borrowings                                           557           6,476          14,198          59,410         94,674
Shareholders' equity                                 465           1,114           1,878           4,809         13,033

----------------------------

     1 The pro forma presentation of statement of operations data reflects the provision for income taxes as if the Company had been a C corporation at assumed effective tax rates ranging from 41%. The pro forma statement of operations data for 1997 also reflects an increase in officer compensation expense pursuant to proposed employee contracts.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Years Ended December 31, 1998 and 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                                           Years Ended December 31,
                                                                         ---------------------- ---- ----------------------
                                                                                 1998                        1997
                                                                         ----------------------      ----------------------
Sales of residential rehabilitation properties                                     $35,731,990                 $25,136,099
Gains of sales of mortgage loans, net                                               17,233,729                  11,844,108
Interest earned                                                                      5,680,700                   2,383,660
                                                                         ----------------------      ----------------------
Total revenues                                                                     $58,646,419                 $39,363,867
                                                                         ======================      ======================

     Revenue from the sale of residential rehabilitation properties increased $10.6 million, or 42%, to $35.7 million for the year ended December 31, 1998 from $25.1 million for the year ended December 31, 1997. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 231 for the year ended December 31, 1998 from 169 for the year ended December 31, 1997.

     Gains on sales of mortgage loans increased $5.4 million, or 46%, to $17.2 million for the year ended December 31, 1998 from $11.8 million for the year ended December 31, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's wholesale division and subprime divisions. During the fourth quarter of 1998 the Company incurred lower margins on sub-prime and other mortgages due to the liquidity crisis that occurred in the capital markets. Mortgage loan originations were $582 million and $315 million for the years ended December 31, 1998 and 1997, respectively. Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $3.3 million, or 138%, to $5.7 million for the year ended December 31, 1998 from $2.4 million for the year ended December 31, 1997. This increase was primarily due to increased mortgage originations for the year ended December 31, 1998 and an increase in the amount of sub-prime mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                     Years Ended December 31,
                                                                         ---------------------- ---- -------------------
                                                                                 1998                       1997
                                                                         ----------------------      -------------------
Cost of sales-residential rehabilitation properties                                $32,936,131              $23,621,193
Compensation and benefits                                                           11,035,625                6,995,104
Interest expense                                                                     5,831,811                2,745,610
Other general and administrative                                                     4,252,127                2,260,485
                                                                                                     -------------------
                                                                         ======================      ===================
Total expenses                                                                     $54,055,694              $35,622,392
                                                                         ======================      ===================

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Cost of sales - residential rehabilitation properties increased $9.3 million, or 39%, to $32.9 million for the year ended December 31, 1998 from $23.6 million for the year ended December 31, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $4.0 million, or 58%, to $11.0 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. This increase was primarily due to increased sales' salaries and commission which are based substantially on mortgage loan originations.

     Interest expense increased $3.1 million, or 112%, to $5.8 million for the year ended December 31, 1998 from $2.7 million for the year ended December 31, 1997. This increase was primarily attributable to the increase in mortgage originations and residential rehabilitation properties funded through the Company's warehouse facility.

     Other general and administrative expense increased $2.0 million, or 88%, to $4.3 million for the year ended December 31, 1998 from $2.3 million for the year ended December 31, 1997. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

Years Ended December 31, 1997 and 1996

     Revenues. The following table sets for the components of the Company's revenues for the periods indicated:

                                                                                      Years Ended December 31,
                                                                         ---------------------- ---- ----------------------
                                                                                 1997                        1996
                                                                         ----------------------      ----------------------

Sales of residential rehabilitation properties                                     $25,136,099                  $5,073,253
Gains of sales of mortgage loans, net                                               11,844,108                   5,867,250
Interest earned                                                                      2,383,660                     735,802
                                                                         ----------------------      ----------------------
Total revenues                                                                     $39,363,867                 $11,676,305
                                                                         ======================      ======================

     Revenue from the sale of residential rehabilitation properties increased $20.1, or 395% to $25.1 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1995. This was primarily the result of the increase in the number of residential rehabilitation properties sold to 169 for the year ended December 31, 1997 from 35 for the year ended December 31, 1996.

     Gains on sales of mortgage loans increased by $6.0 million, or 102%, to $11.8 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and
(b) loan originations and loan sales by the Company's wholesale division and subprime divisions which commenced operation in 1997. Mortgage loan originations were $315 million and $133 million for the years ended December 31, 1997 and 1996, respectively.

     Interest earned increased $1.6 million, or 224%, to $2.4 million for the year ended December 31, 1997 from $736,000 for the year ended December 31, 1996. This increase was primarily attributable to the increase in mortgage originations for the year ended December 31, and an increase in the amount of subprime mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                      Years Ended December 31,
                                                                         ---------------------- ---- -------------------
                                                                                 1997                       1996
                                                                         ----------------------      -------------------
Cost of sales-residential rehabilitation properties                                $23,621,193               $4,788,944
Compensation and benefits                                                            6,995,104                3,674,490
Interest expense                                                                     2,745,610                  839,284
Other general and administrative                                                     2,260,485                1,326,265
                                                                                                     -------------------
                                                                         ======================      ===================
Total expenses                                                                     $35,622,392              $10,628,983
                                                                         ======================      ===================

     Cost of sales - residential rehabilitation properties increased $18.8 million, or 393%, to $23.6 million for the year ended December 31, 1997 from $4.8 million for the year ended December 31, 1996. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $3.3 million, or 90%, to $7.0 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. This increase was primarily attributable to increased sales' salaries and commissions, which are based substantially on loan production. Administrative and support personnel increased from 33 employees at December 31, 1996 to 68 employees at December 31, 1997.

     Interest expense increased by $1.9 million, or 227%, to $2.7 million for the year ended December 31, 1997 from $839,000 for the year ended December 31, 1996. This increase was primarily attributable to the increase in the volume of loans, substantially all of which were funded through the Company's Warehouse Facility. Approximately $333,000 of this increase related to residential rehabilitation financing during the period.

     Other general administrative expenses increased by $934,000, or 70%, to $2.3 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.


Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under the Warehouse Facilities, a gestation agreement and cash flow from operations. The amount of outstanding borrowings under the Warehouse Facilities at December 31, 1998 was $94.4 million. The Warehouse Facilities are secured by the mortgage loans and residential rehabilitation properties funded with the proceeds of such borrowings. Borrowings from affiliates are secured by mortgages on the residential rehabilitation properties for which monies were borrowed.

     The interest rate charged for borrowings under the Warehouse Facilities is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. The Warehouse Facilities expire in 1999 and is funded by two commercial banks. The Warehouse Facilities contains certain covenants limiting indebtedness, liens, mergers, changes in control and sale of assets, and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Facility when their current terms expires.

     The Company's committed Warehouse Facilities allows the Company to borrow $110 million. These borrowings are to be repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. The Warehouse Facilities require the Company to comply with certain financial covenants, including maintaining a minimum tangible net worth, levels and ratios of indebtedness, restrictions on the sale or pledge of any future retained servicing rights, restrictions on the payments of dividends and distributions and provisions with respect to merger, sale of assets, acquisitions, change of control and change in senior management. In addition, borrowings for residential rehabilitations are guaranteed by Ronald Friedman, President, Chief Executive Officer and a Director of the Company and Robert Friedman, Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company. The Company's Warehouse Facilities is terminable by the banks at any time without cause, upon 60 days notice to the Company.

     The Company supplements the Warehouse Facilities through a Gestation Agreement, which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provides the Company with up to $30 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the Warehouse Facilities and committed to be sold to institutional investors. The Gestation Agreement does not have an expiration date but is terminable by either party upon written notice. The Company believes that other financial institutions will provide it with a gestation line of credit, but no assurance can be made that the Company will find such financial institution or that the line of credit will be available on reasonable terms or at all.

     Since September 1, 1996, the Company has borrowed funds from a corporation owned Robert Friedman, the Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company, to provide funding for residential rehabilitation properties and for working capital purposes. At December 31, 1998 borrowings from affiliates totaled $1.2 million. Interest on borrowings from affiliates is 10% per annum and the borrowings are secured by certain of the Company's residential rehabilitation properties. This loan was repaid in full during February 1999.

     The Company sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company.

     Net cash used in operations for the year ended December 31, 1998, was $39.3 million. The Company used cash to fund the $50.8 million increase in mortgage loans held for sale and investment and $4.9 million net increase in residential rehabilitation properties offset in part by a $14.3 million decrease in receivables from sales of loans. The increase in these assets was financed by increased borrowings under the Warehouse Facilities, the Gestation Agreement and net income.

     On February 18, 1998, the Company  completed an initial public  offering of
1.25 million shares of Common Stock at a price of $9.00 per share. After paying the costs of this offering of approximately $2.1 million, the Company received approximately $9.2 million. The Company used these net proceeds (a) to increase its warehouse lines of credit, (b) to increase its purchase and rehabilitation of residential rehabilitation properties, (c) to fund a distribution of $1 million to existing shareholders, (d) to purchase computers and equipment, (e) to increase its mortgage originations, and (f) for general working capital purposes.

     The Company expects to increase its production of mortgage originations through greater emphasis on expansion of retail and wholesale operations and expansion into new geographic markets. The Company believes that wholesale lending represents a cost-effective means by which the Company may expand into, and develop a presence in new market areas. This anticipated increase in production of mortgage originations is expected to be funded by additional borrowings under the Warehouse Facility, increased capital resulting from the IPO and funds provided from operations. To the extent that additional borrowings under the Warehouse Facility are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities. The net proceeds of the IPO, together with the Company's existing capital resources, including the funds from its Warehouse Facility, are expected to enable the Company to fund its current mortgage banking and residential rehabilitation operations.

Recent Accounting Pronouncements - SFAS 133 and SFAS 134

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management is currently assessing the impact of SFAS No. 133 on its financial condition and results of operations.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is set forth at the end of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and officers of the Registrant is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the year ended December 31, 1998. Such information is hereby incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning Executive Compensation is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the year ended December 31, 1998. Such information is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the security ownership of certain beneficial owners and management is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the year ended December 31, 1998. Such information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the year ended December 31, 1998. Such information is hereby incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are hereby incorporated by reference from the corresponding exhibits previously filed by the Company with the Commission:

Exhibit
Number            Description

1.1      --       Form of Underwriting Agreement

3.1      --       Form of Certificate of Incorporation

3.2      --       Form of By-Laws

4.1      --       Form of Common Stock Certificate

4.2      --       Form of Representatives' Warrant

10.1     --       1997 Stock Option Plan

10.2     --       Premier Stock Option Plan

10.3     --       Form of Employment Agreement between the Company and Ronald
                  Friedman

10.4     --       Form of Employment Agreement between the Company and Robert
                  Friedman

10.5     --       Form of Contribution Agreement

10.6     --       Form of Tax Indemnification Agreement

10.8     --       Warehousing Credit and Security Agreement and Notes, dated
                  June 17, 1997, by and among Premier Mortgage Corp. and RF
                  Properties, PNC Mortgage Bank, N.A. and LaSalle National Bank

10.9     --       Second Amendment to Warehouse Credit and Security Agreement
                  and Notes, dated September 30, 1997

10.10   --        Mortgage Loan Purchase Agreement between Premier Mortgage
                  Corp. and PNC Mortgage Securities Corp.

10.11   --        Mortgage and Loan Agreement by and among RF Capital Corp.,
                  Min Capital Corp., and Hanover Hill Holsteins, Inc. and
                  Premier Mortgage Corp.

10.12    --       Form of Contractors Agreement

10.13    --       Form of Stockholders' Agreement

10.14   --        Fourth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.15   --        Fifth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.16   --        Third Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.17   --        Sixth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.18    --       Financial Advisory Agreement

10.19    --       Seventh Amendment to Warehousing Credit and Security
                  Agreement, dated February 2, 1998.

10.20    --       Eighth Amendment to Warehousing Credit and Security
                  Agreement, dated February 20, 1998.

10.21    --       Senior Secured Credit Agreement with Chase Bank of Texas,
                  National Association.

10.22    --       Mortgage Loan Purchase and Sale Agreement with Prudential
                  Securities Realty Funding Corporation.

10.23    --       August 1998 Amended and Restated Senior Secured Credit
                  Agreement with Chase Bank of Texas, National Association and
                  PNC Bank, N.A.

16.1     --       Letter re: Change in Certifying Accountants

21.1     --       Subsidiaries of Registrant

*27.1     --       Financial Statement Schedule

---------
* Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999

                                                     PMCC FINANCIAL CORP.


                                               By /s/ Ronald Friedman
                                                      --------------------------
                                                      Ronald Friedman, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.




               Signature                                          Title                                   Date
---------------------------------------- ------------------------------------------------------- ---------------------

          /s/ Ronald Friedman              President, Chief Executive Officer and Director       March 31, 1999
----------------------------------------
              Ronald Friedman


          /s/ Robert Friedman              Chairman of the Board of Directors, Chief             March 31, 1999
----------------------------------------   Operating Officer, Secretary and Treasurer
            Robert Friedman


        /s/ Timothy J. Mayette             Chief Financial Officer (Principal                    March 31, 1999
----------------------------------------   Accounting Officer)
            Timothy J. Mayette


           /s/ Joel L. Gold                Director                                              March 31, 1999
----------------------------------------
             Joel L. Gold

                      PMCC FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX


                                                                                                       Page No.
Report of Independent Auditors .........................................................               F-2
Consolidated Financial Statements:
      Statements of Financial Condition at December 31, 1998 and 1997...................               F-3
      Statements of Operations for the Years Ended December 31, 1998, 1997
      and 1996..........................................................................               F-4
      Statements of Changes in Shareholders' Equity for the Years Ended
      December 31, 1998, 1997 and 1996..................................................               F-5
      Statements of Cash Flows for the Years Ended December 31, 1998, 1997
      and 1996..........................................................................               F-6
Notes to Consolidated Financial Statements..............................................               F-8

                          Independent Auditors' Report


The Board of Directors
PMCC Financial Corp.:


     We have audited the accompanying consolidated statements of financial condition of PMCC Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMCC Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP
Melville, New York
March 23, 1999

PMCC FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 1998 and 1997



Assets                                                    1998          1997
                                                          ----          ----
Cash and cash equivalents                            $    3,596,002   1,713,405
Receivable from sales of loans                           20,789,470  35,130,857
Mortgage loans held for sale, net                        67,676,679  18,609,569
Mortgage loans held for investment                        1,717,228       -
Accrued interest receivable                                 323,940     312,772
Other receivables                                           884,514     398,444
Residential rehabilitation properties                    16,491,514  11,584,273
Furniture, fixtures and equipment, net                      828,226     286,713
Prepaid expenses and other assets                           501,587     391,299
                                                        -----------  ----------
          Total assets                               $  112,809,160  68,427,332
                                                        ===========  ==========

Liabilities and Shareholders' Equity

Liabilities:
 Notes payable - principally warehouse lines of credit $ 94,673,739  59,116,509
 Note payable - shareholder                                   -         293,163
 Due to affiliates                                        1,187,998   3,084,503
 Accrued expenses and other liabilities                   2,363,149   1,123,948
 Deferred income taxes                                    1,274,000       -
 Distribution payable                                       277,700       -
                                                         ----------  ----------
          Total liabilities                              99,776,586  63,618,123
                                                         ----------  ----------

Shareholders' equity:
 Common stock, $.01 par value; 40,000,000 shares
  authorized; 3,750,000 and 2,500,000 shares issued          37,500      25,000
 Additional paid-in capital                              10,846,033     693,025
 Retained earnings                                        2,310,687   4,091,184
 Treasury stock (25,200 shares)                            (161,646)      -
                                                         ----------   ---------
          Total shareholders' equity                     13,032,574   4,809,209
                                                         ----------   ---------
          Total liabilities and shareholders' equity  $ 112,809,160  68,427,332
                                                        ===========  ==========

See accompanying notes to consolidated financial statements.

PMCC FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 1998, 1997 and 1996




                                                 1998        1997        1996
                                                 ----        ----        ----
Revenues:
 Sales of residential rehabilitation
                  properties                 $35,731,990  25,136,099   5,073,253
 Gains on sales of mortgage loans, net        17,233,729  11,844,108   5,867,250
 Interest earned                               5,680,700   2,383,660     735,802
                                              ----------  ----------  ----------
                                              58,646,419  39,363,867  11,676,305
                                              ----------  ----------  ----------
Expenses:
 Cost of sales, residential rehabilitation
                  properties                  32,936,131  23,621,193   4,788,944
 Compensation and benefits                    11,035,625   6,995,104   3,674,490
 Interest expense                              5,831,811   2,745,610     839,284
 Other general and administrative              4,252,127   2,260,485   1,326,265
                                              ----------  ----------   ---------
                                              54,055,694  35,622,392  10,628,983
                                              ----------  ----------  ----------
Income before income tax expense               4,590,725   3,741,475   1,047,322

Income tax expense                             2,653,000      40,736      13,790
                                               ---------   ---------   ---------
            Net income                     $   1,937,725   3,700,739   1,033,532
                                               =========   =========   =========

Unaudited pro forma information:
 Historical income before income tax expense 4,590,725 3,741,475 1,047,322 Adjustment to compensation expense for
  contractual increase in officers' salary          -        (97,000)  (139,000)
                                               ---------   ---------   ---------
Pro forma net income before income tax expense 4,590,725   3,644,475     908,322
Provision for pro forma income taxes          (1,882,000) (1,494,000)  (391,000)
                                               ---------   ---------    --------
Pro forma net income                       $   2,708,725   2,150,475     517,322
                                               =========   =========     =======
Pro forma net income per share of common stock -
 basic                                     $       0.76        0.86        0.21
                                                   ====        ====        ====

Pro forma net income per share
 of common stock - diluted                 $       0.75        0.84        0.21
                                                   ====        ====        ====

Pro forma weighted average number of shares and
 share equivalents outstanding - basic         3,580,199   2,500,000   2,500,000
                                               =========   =========   =========

Pro forma weighted average number of shares and
 share equivalents outstanding - diluted       3,624,872   2,570,377   2,500,000
                                               =========   =========   =========

See accompanying notes to consolidated financial statements.

PMCC FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 1998, 1997 and 1996




                                                                                                Unrealized
                                                                                                gains on
                                                                      Additional                securities
                                                Number of    Common     paid-in      Retained    available-    Treasury
                                                  shares     stock      capital      earnings    for-sale, net  stock       Total
                                                ---------    ------    ---------     --------    ------------- -------    ----------
Balance at December 31, 1995                     2,500,000  $ 25,000    693,025      392,758       3,575          -       1,114,358

Net income                                           -          -          -       1,033,532        -             -       1,033,532
Decrease in unrealized gain on securities available-
 for-sale, net                                       -          -          -            -         (3,575)         -          (3,575)
Distributions                                        -          -          -        (266,761)       -             -        (266,761)
                                                 ---------    ------    -------    ---------      ------       -------    ---------
Balance at December 31, 1996                     2,500,000    25,000    693,025    1,159,529        -             -       1,877,554

Net income                                                                         3,700,739        -             -       3,700,739
Distributions                                                                       (769,084)       -             -        (769,084)
                                                 ---------    ------    -------    ---------      ------       -------    ---------
Balance at December 31, 1997                     2,500,000    25,000    693,025    4,091,184        -             -       4,809,209

Issuance of common stock                         1,250,000    12,500  9,170,825         -           -             -       9,183,325
Net income                                           -          -          -       1,937,725        -             -       1,937,725
Reclassification of undistributed S corporation
 earnings                                            -          -       982,183     (982,183)       -             -            -
Treasury stock purchases                             -          -          -            -           -         (161,646)    (161,646)
Distributions of S corporation earnings              -          -          -      (2,736,039)       -             -      (2,736,039)
                                                 ---------  -------- ----------   ---------       ------       -------   ----------
Balance at December 31, 1998                     3,750,000  $ 37,500 10,846,033    2,310,687        -         (161,646)  13,032,574
                                                 =========  ======== ==========    =========      ======       =======   ==========

See accompanying notes to consolidated financial statements.

PMCC FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 1998, 1997 and 1996





                                              1998        1997        1996
                                              ----        ----        ----
Cash flows from operating activities:
 Net income                              $   1,937,725   3,700,739  1,033,532
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Residential rehabilitation properties (exclusive
    of cash paid directly to/by independent
    contractors):
     Contractual fees received              (2,795,859) (1,514,906)  (284,309)
     Proceeds from sales of properties      35,731,990  25,136,099  5,073,253
     Cost of properties acquired           (37,843,372)(31,959,105)(8,035,305)
   Depreciation and amortization               114,960      59,690     47,431
   Increase in accrued interest receivable     (11,168)   (259,611)   (43,047)
   Decrease (increase) in receivable from sales
    of loans                                14,341,387 (25,293,020)(8,481,035)
   (Increase) decrease in mortgage loans
    held for sale, net                     (50,784,338)(15,734,669) 2,662,400
   Increase in other receivables              (486,070)   (189,675)   (76,145)
   Increase in prepaid expenses and other     (110,288)   (216,878)   (35,610)
   (Decrease) increase in due to affiliates (1,896,505) (2,322,842)   296,303
   Increase in accrued expenses and
    other liabilities                        1,239,201     808,000    140,132
   Increase in deferred taxes payable        1,274,000        -          -
                                             ---------   ---------    -------
       Net cash used in operating
                              activities   (39,288,337)(43,140,494)(7,702,400)
                                            ----------  ----------  ---------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment,
  net of dispositions                         (656,473)   (136,466)   (50,477)
 Purchases of securities available-for-sale       -           -       (75,000)
 Proceeds from sales of securities available
                         for sale                 -           -       380,525
 Principal repayments on mortgage loans
  held for investment                             -        138,052      2,240
                                               -------     -------    -------
       Net cash provided by (used in)
        investing activities                  (656,473)      1,586    257,288
                                               -------       -----    -------

                                                                  (Continued)
Cash flows from financing activities:
 Distributions to shareholders, net of distribution
  payable                                $   (2,458,339)  (769,084)   (266,761)
 Net (decrease) increase in notes payable-     (293,163)    18,163     275,000
 Proceeds from issuance of common stock       9,183,325       -           -
 Net increase in notes payable- principally
  warehouse lines of credit                 35,557,230  45,193,446   7,446,704
 Treasury stock purchased                     (161,646)       -           -
                                            ----------  ----------   ---------
     Net cash provided by financing activi  41,827,407  44,442,525   7,454,943
                                            ----------  ----------   ---------
Net increase in cash and cash equivalents    1,882,597   1,303,617       9,831

Cash and cash equivalents at beginning of    1,713,405     409,788     399,957
                                             ---------   ---------     -------
Cash and cash equivalents at end of year $   3,596,002   1,713,405     409,788
                                             =========   =========     =======
Supplemental information:
 Cash paid during the year for:
  Interest                               $   6,006,203   2,632,270     754,284
                                             =========   =========     =======
  Income taxes                           $     542,188      52,736       8,222
                                               =======      ======       =====
 Loans transferred from held for sale to held for
  investment                             $   1,717,228        -           -
                                             =========      ======       =====

See accompanying notes to consolidated financial statements.

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(1)    Organization and Summary of Significant Accounting Policies

     PMCC Financial Corp. ('the Company"), a Delaware corporation, was organized in 1998 to own the stock of PMCC Mortgage Corp. ("PMCC") (formerly Premier Mortgage Corp.) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial offering price of $9 per share. Prior to the IPO, the existing shareholders of PMCC contributed their stock to the Company in exchange for 2,500,000 shares of common stock of the Company (the "Reorganization"). Accordingly, the accompanying financial statements reflect the effect of the Reorganization retroactively to the beginning of 1996. The Reorganization was accounted for as a reorganization of entities under common control and, accordingly, retained earnings at the time of the Reorganization (representing undistributed S corporation earnings) were reclassified to additional paid-in capital.

     The Company is a mortgage banker operating primarily in New York and New Jersey. The Company's principal business activities are (1) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) commencing in August 1996, the funding of the purchase, rehabilitation and resale of vacant residential real estate properties.

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

     (b) Consolidation

     The consolidated financial statements of the Company include the accounts of the Company, PMCC, and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash includes cash on hand and money market accounts with a maturity of three months or less.

     (d) Receivables from Sales of Loans

     Receivables from the sales of loans represents proceeds due from investors for loan sales and transactions which closed on or prior to the statement of financial condition date.

     (e) Mortgage Loans Held for Sale

     Mortgage loans held for sale, net of any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors. Gains resulting from sales of mortgage loans are recognized as of the date the loans are shipped to permanent investors. Losses are recognized in the period when market value is less than cost.

     (f) Mortgage Loans Held for Investment

     Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses of $175,000 at December 31, 1998. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

     (g) Residential Rehabilitation Properties

     The Company's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. The properties are acquired and marketed by various independent contractors, but funded by, and titled in the name of, one of the subsidiaries. The properties are generally offered to the independent contractors by banks, other mortgage companies, and government agencies that have acquired title and possession through a foreclosure proceeding. Upon sale, the subsidiaries receive an agreed upon fee plus reimbursement for any acquisition and renovation costs advanced. In the event the properties are not sold within an agreed-upon time period, generally within three to five months of acquisition, the subsidiaries are also entitled to receive an additional interest cost-to-carry. The Company records as revenue the gross sales price of these properties at such time the properties are sold to the ultimate purchasers and the Company records cost of sales equal to the difference between the gross sales price and the amount of its contracted income pursuant to its agreements with the independent contractors. The residential rehabilitation properties are carried at the lower of cost or fair value less cost to sell (as determined by independent appraisals of the properties). The agreements with the independent contractors contain cross collateralization provisions and personal guarantees that minimize the risks associated with changing economic conditions and failure of the contractors to perform.

     (h) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation utilizing the straight-line method over the estimated useful lives of the assets.

     (i) Commitment Fees

     Commitment fees received, which arise from agreements with borrowers that obligate the Company to make a loan or to satisfy an obligation under a specified condition, are initially deferred and recognized as income as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

     (j) Loan Origination Fees

     Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Net deferred origination costs were $2,504,000 and $953,000 at December 31, 1998 and 1997, respectively.


     (k) Income Taxes

     Prior to February 18, 1998, certain of PMCC's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's Reorganization and IPO, the S corporation elections were terminated and PMCC's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for periods after February 18, 1998. The provision for income taxes for the year ended December 31, 1998 includes a provision for deferred income taxes of $1,003,000 related to the temporary differences existing at the termination of the S corporation elections. Pro forma net income for the years ended December 31, 1998, 1997 and 1996 include pro forma income tax, as if the Company had been taxed as a C corporation throughout the periods.

     (l) Earnings Per Share Or Common Stock

     Pro forma basic earnings per share (EPS) is determined by dividing pro forma net income for the period by the weighted average number of common shares outstanding during the same period. Pro forma diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of pro forma diluted EPS arising from outstanding dilutive stock options and warrants was 44,673 shares, 70,377 shares and 0 shares, respectively, for the years ended December 31, 1998, 1997 and 1996.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying consolidated statements of operations because the Company was not a public company. Actual earnings per share data for the period February 18, 1998 to December 31, 1998 has not been presented in the accompanying consolidated statements of operations because management believes that such data would not be meaningful given the less than full time period and the impact of the recognition of a deferred tax liability in connection with the change in tax status.


     (2) Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment and their related useful lives are summarized as follows at December 31:

                                                                               1998           1997      Life in years
                                                                               ----           ----      -------------
              Furniture and fixtures                                    $      599,023        229,045        7
              Office equipment                                                 363,276        249,084        5
              Leasehold improvements                                           172,303           -
                                                                             ---------        -------
                                                                             1,134,602        478,129

              Accumulated depreciation and amortization                       (306,376)      (191,416)
                                                                              --------        -------
              Furniture, fixtures and equipment, net                    $      828,226        286,713
                                                                               =======        =======


     Depreciation and amortization expense, included in other general and administrative expense in the consolidated statements of operations, amounted to $114,960, $59,690 and $47,431 in 1998, 1997 and 1996, respectively.


     (3) Notes Payable

       Notes payable consisted of the following at December 31:

                                                                                1998                1997
                                                                                ----                ----
              Warehouse lines of credit                                 $      94,447,506        58,460,259
              Notes payable - other                                                  -              656,250
              Note payable - shareholder                                             -              293,163
              Installment loan payable                                            226,233              -
                                                                               ----------        ----------
                                                                        $      94,673,739        59,409,672
                                                                               ==========        ==========

     At December 31, 1998 and 1997, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

     PMCC maintains two warehouse lines of credit and a gestation facility. The warehouse lines of credit aggregate $140 million ($110 million committed at December 31, 1998). Advances for residential mortgage origination are generally at 98% of the mortgage note amount and for residential rehabilitation properties the lower of 90% of purchase cost or 70% of appraised value. Interest rates are variable and are based on LIBOR depending on the type of advance. Interest rates ranged from 6.80% to 7.80% at December 31, 1998. The warehouse lines expire in 1999 and are funded by two commercial banks. The gestation facility has a maximum limit of $30 million at December 31, 1998. This line is available financing only for conventional residential mortgage loans at up to 98% of the investor committed take-out pricing. Interest is variable based on LIBOR and ranged from 6.06% to 6.63% at December 31, 1998. The gestation facility does not have an expiration date but is terminable by either party upon written notice.

     The installment loan is secured by certain furniture and equipment and is payable in monthly installments of $8,219, maturing in July 2001 with interest at 9.125%.

     The notes payable - other was secured by certain residential rehabilitation properties. The notes were repaid during 1998. The interest rate on such notes was 16% per annum.

     The note payable to shareholder bore interest at an annual rate of 8% and was paid in full during 1998.


     (4) Income Taxes

     The following summarizes actual and unaudited pro forma (adjusted for income taxes that would have been paid had the Company filed income tax returns as taxable C corporation for each of the years presented) provisions for income taxes:

                                                                     Years ended December 31
                                                               1998              1997           1996
                                                               ----              ----           ----
              Actual income taxes:
                  Current:
                     Federal                          $      1,117,000             -             -
                     State and local                           262,000           40,736        13,790
                  Deferred (per note 1(k))                   1,274,000             -             -
                                                             ---------           ------        ------
                                                             2,653,000           40,736        13,790
                                                             ---------           ------        ------
              Pro forma income tax adjustments:
                  Federal                                     (771,000)       1,239,000       327,210
                  State and local                                 -             214,264        50,000
                                                               -------        ---------       -------
                                                              (771,000)       1,453,264       377,210
                                                               -------        ---------       -------
              Pro forma income taxes                  $      1,882,000        1,494,000       391,000
                                                             =========        =========       =======

     The Company records a deferred tax liability for the tax effect of temporary differences between financial reporting and tax reporting. The tax effect of such temporary differences at December 31, 1998 consists of:

                           Deferred origination costs         $       1,193,000
                           Other, net                                    81,000
                                                                      ---------
                                                              $       1,274,000
                                                                      =========

     Pro forma provision for income taxes differs from the amounts computed by applying federal statutory rates due to:

                                                                 Years ended December 31
                                                              1998              1997             1996
                                                              ----              ----             ----
              Federal statutory rate of 34%          $      1,561,000        1,272,000        356,000
              State income taxes, net of
                  federal benefit                             321,000          222,000         35,000
                                                            ---------        ---------        -------
                                                     $      1,882,000        1,494,000        391,000
                                                            =========        =========        =======

     (5) Non-cancelable Operating Leases

     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire during the years 1999 to 2005, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following schedule represents future minimum rental payments required under noncancelable operating leases for office space and equipment as of December 31, 1998:

             Year ending December 31:
                      1999                                      $       577,000
                      2000                                              647,000
                      2001                                              695,000
                      2002                                              645,000
                      2003                                              635,000
                      Thereafter                                        881,000
                                                                        -------
                  Total minimum payments required               $     4,080,000
                                                                      =========

     Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $379,000, $200,000 and $109,000, respectively.


     (6) Employee Benefits

     The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $79,800, $35,400 and $18,600 in 1998, 1997 and 1996, respectively.


     (7) Stock Option Plans

     The Company has two stock option plans in which 750,000 common shares have been reserved for issuance. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant.

     Option activity since the first plan was adopted in 1997 was as follows:

                                                                        Number        Weighted average
                                                                       of shares       exercise price

                  Options outstanding at December 31, 1996                      -      $        -

                  Activity during 1997:
                      Granted                                             375,000            6.00
                      Expired                                                   -               -
                                                                          -------
                  Options outstanding at December 31, 1997                375,000            6.00

                  Activity during 1998:
                      Granted                                             337,600            7.68
                      Expired                                                   -               -
                      Forfeited                                          (238,750)           6.37
                                                                          -------
                  Options outstanding at December 31, 1998                473,850            7.01
                                                                          =======
                  Options exercisable at December 31, 1998                      -               -
                                                                          =======

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied the intrinsic value method of accounting, as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to its stock-based compensation. Accordingly, no compensation expense has been charged against income for stock option grants. Had compensation expense been determined based on the fair value at the 1997 and 1998 grant dates, consistent with the fair value methodology of SFAS No. 123, the Company's pro forma net income would have been $2,460,421 and $2,083,021, pro forma basic EPS would have been $0.69 and $0.83 and pro forma diluted EPS would have been $0.68 and $0.81 for the years ended December 31, 1998 and 1997, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in 1998 and 1997 are $2.86 and $2.24 per share, respectively. The weighted average assumptions used in valuing the option grants for the years ended December 31, 1998 and 1997 are expected life of 5 years, interest rate of 5.7% and volatility (the measure by which the stock price has fluctuated and will be expected to fluctuate during the period) of 30%.


     (8) Related-Party Transactions

     In the normal course of business, advances are made by and to the Company with affiliates. At December 31, 1998 and 1997, the Company had a net payable of $1,187,998 and $3,084,503, respectively, due to affiliates. In February 1999, the Company repaid the amount due in full. Such transactions are made on substantially the same terms and conditions, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated third-parties. The interest rate on such transactions is 10% per annum.

     In conjunction with the Company's Reorganization and initial public offering, a portion of the undistributed S corporation earnings were distributed to the existing shareholders in the form of cash and the 10% promissory note payable in four equal quarterly installments, with the final installment due February 1999.


     (9) Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

     In the normal course of the Company's business, there are various financial instruments which are appropriately not recorded in the financial statements. The Company's risk of accounting loss, due to the credit risks and market risks associated with these off-balance sheet instruments, varies with the type of financial instrument and principal amounts, and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.
                                      F-13

     In the ordinary course of business, the Company had issued commitments to borrowers to fund approximately $14.3 million and $48.9 million of mortgage loans at December 31, 1998 and 1997, respectively. Of these commitments to fund, $22.6 million and $2.9 million, respectively relate to commitments to fund at locked-in rates and $120.8 million and $46 million, respectively relate to commitments to fund at floating rates.

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


     (10) Disclosures About Fair Value of Financial Instruments

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

     Financial Liabilities

     Notes payable-warehouse and installment - The fair value of the notes payable is based on discounting the anticipated cash flows using rates which approximate the rates offered for borrowings with similar terms.

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


     (11) Contingencies

     Litigation

     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the Company will not be affected materially by the outcome of such proceedings.


     (12) Segment Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                                      Years Ended December 31,
                                                                                  1998          1997         1996
                                                                                  ----          ----         ----
        Revenues:
             Residential rehabilitation properties                         $      35,732       25,136        5,073
             Mortgage banking                                                     22,914       14,228        6,603
                                                                                  ------       ------        -----
                                                                           $      58,646       39,364       11,676
                                                                                  ======       ======       ======
         Less: (1)
             Expenses allocable to residential rehabilitation
                properties (cost of sales, interest expense and
                compensation and benefits)                                        34,718       24,331        4,896
             Expenses allocable to mortgage banking (all other)                   19,338       11,292        5,733
                                                                                  ------       ------        -----
                                                                           $      54,056       35,623       10,629
                                                                                  ======       ======       ======
         Operating profit:
             Residential rehabilitation properties                                 1,014          805          177
             Mortgage banking                                                      3,576        2,936          870
                                                                                   -----        -----          ---
                                                                           $       4,590        3,741        1,047
                                                                                   =====        =====        =====
         Identifiable assets:
             Residential rehabilitation properties                                16,492       11,584        3,246
             Mortgage banking                                                     96,317       56,843       13,907
                                                                                  ------       ------       ------
                                                                           $     112,809       68,427       17,153
                                                                                 =======       ======       ======

     (1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.

     (13) Shareholders' Equity

     In connection with the IPO, the Company granted to the underwriters an option exercisable within 45 days after the IPO, to purchase an additional 187,500 shares of common stock at the IPO price. The option expired unused. The Company also sold to the underwriters' representatives, for nominal consideration, warrants to purchase up to an aggregate of 125,000 shares of common stock exercisable at a price of $12.60 per share for a period of four years commencing at the beginning of the second year after February 18, 1998.

     In December 1998 the Company entered into a Financial Advisory and Investment Banking Agreement with an investment bank under which the investment bank is to provide regular and customary consulting advice to the Company over an agreed period of time. In connection with this agreement, the Company sold to the investment bank, for a nominal consideration, warrants to purchase 125,000 shares of common stock as a price of $6.75 per share. These warrants are exercisable over a five-year period commencing December 1, 1999. The fair value of each warrant was estimated at the date of grant using the Black-Scholes option-pricing model at $1.14. Such fair value is being expensed by the Company over the agreed period of service.


     (14) Quarterly Financial Data (Unaudited)

     The following table is a summary of unaudited financial data by quarter for the years ended December 31, 1998 and 1997:

                                                                       1998
                                                    1st          2nd            3rd         4th
                                                  Quarter      Quarter        Quarter     Quarter
                                                       (in thousands, except per share data)

                  Revenues                   $      12,158       13,673       15,848       16,967
                  Expenses                          11,399       12,532       14,238       15,887
                  Pro forma net income (1)             448          673          950          637
                  Pro forma net income per
                      share (1)                       0.14         0.18         0.25         0.17


                                                                       1997
                                                    1st          2nd            3rd         4th
                                                  Quarter      Quarter        Quarter     Quarter
                                                       (in thousands, except per share data)

                  Revenues                   $       6,120        7,454       13,330       12,460
                  Expenses                           5,936        6,671       11,783       11,232
                  Pro forma net income (1)              97          428          904          721
                  Pro forma net income per
                      share (1)                       0.04         0.17         0.36         0.27


     (1) Pro forma income and pro forma income per share based on pro forma provision for taxes.