Form 10-K/A
period 1998-12-31
PMCC FINANCIAL CORP
filed 1999-04-30
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The number of shares of common stock outstanding at March 22, 1999 was 3,724,800. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the American Stock Exchange, was approximately $9,492,200.

Forward Looking Information

     The statements included in this Annual Report on Form 10-K/A regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this Annual Report on Form 10-K/A and in PMCC Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

             Name                   Age                                 Position
------------------------------- ------------- --------------------------------------------------------------

Ronald Friedman (1)                  34       President, Chief Executive Officer and Director
Robert Friedman (1)                  60       Chairman of the Board of Directors, Chief Operating Officer,
                                              Secretary, and Treasurer
Timothy J. Mayette                   38       Chief Financial Officer
Keith S. Haffner                     51       Executive Vice President
Joel L. Gold                         57       Director
Stanley Kreitman                     67       Director
----------------------
 (1) Ronald Friedman is the son of Robert Friedman

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

Summary Compensation Table
Name of Individual                         Annual Compensation
and Principal Position            Year           Salary           Bonus         Long Term Compensation
------------------------------------------------------------------------------------------------------
Ronald Friedman                   1998        $ 252,834                                    -
Chief Executive Officer,          1997        $ 223,855             -                      -
President, Director               1996        $ 208,000          $46,538                   -


Robert Friedman                   1998        $ 259,615             -                      -
Chairman of the Board,  Chief     1997        $ 165,475             -                      -
Operating Officer,
Secretary and Treasurer           1996        $ 107,093             -                      -


Keith Haffner                     1998        $ 115,850          $59,500
Executive Vice President          1997        $ 126,811          $51,000                   -
                                  1996              -               -                      -


------------------------------


Distributions of Interest

     During each of the years ended December 31, 1996, 1997, and 1998, PMCC made S corporation distributions to stockholders in the aggregate amounts of $267,000, $769,000, and $2.5 million, respectively


Employment Agreements

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


PMCC Stock Option Plan

     On April 1, 1997, the stockholders of PMCC approved the PMCC Plan (formerly, the "Premier Plan"). In connection with the PMCC Plan, 375,000 shares (as adjusted) of Common Stock are reserved for issuance pursuant to options that have been granted under such plan through March 30, 2007. To date, no options have been exercised. The options vest over a three year period following the date of the grant. As of March 24, 1999, 183,750 shares remained outstanding under this plan.

     The purpose of the PMCC Plan is to encourage stock ownership by employees of the Company, its divisions and subsidiary corporations and to give them a greater personal interest in the success of the Company. The PMCC Plan is administered by the Board of Directors. The Board of Directors has the authority, in its discretion, subject to and not inconsistent with the express provisions of the PMCC Plan, to administer the PMCC Plan and to exercise all the powers and authorities either specifically granted to it under the PMCC Plan or necessary or advisable in the administration of the PMCC Plan, including, without limitation, the authority to grant options; to determine which options shall constitute incentive stock options ("ISO") and which options shall constitute non-qualified stock options; to determine which options (if any) shall be accompanied by rights or limited rights; to determine the purchase price of the shares of Common Stock covered by each Option (the "Option Price"); to determine the persons to who, and the time or times at which, options shall be granted; to determine the number of shares to be covered by each option; to interpret the PMCC Plan; to prescribe, amend and rescind rules and regulations relating to the PMCC Plan; and to make all other determinations deemed necessary or advisable for the administration of the PMCC Plan. The Board of Directors may delegate to one or more of its members or to one or more agents such administrative duties as it may deem advisable, and the Board of Directors or any person to whom it has delegated duties as aforesaid may employ one or more persons to render advice with respect to any responsibility the Board of Directors or such person may have under the PMCC Plan.

     Options granted under the PMCC Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Options granted under the PMCC Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Options granted under the PMCC Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     The PMCC Plan has been converted to a plan that has been adopted by the Company's shareholders. There are currently options to purchase 183,750 shares of the Company's Common Stock outstanding at an exercise price of $6.00.


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

     On March 24, 1999, the Company granted options to purchase shares of Common Stock under the 1997 Plan for 290,100 shares at an average exercise price of $7.65 per share.

Options

     To date, options have not been granted to either Ronald Friedman or Robert Friedman.

     To date, options to purchase an aggregate of 262,500 shares at an exercise price of $6.00 per share have been granted to employees under the PMCC Plan and 148,000 shares at an exercise price of $7.75 per share have been granted to 91 employees under the 1997 Plan. To date no options have been exercised.

     The following table sets forth certain information with respect to individual grants of stock options made to date to the named executive officers and directors:


  Option Grants                                                                           Potential Realizable Value at
                                                                                          Assumed Annual Rates of Stock
                          Date              Options         Exercise     Expiration Date  Price Appreciation for Option
      Name               Granted          Granted (1)         Price                                 Terms (2)
      ----               -------          -----------         -----                                 ---------
                                                                                                    5%      10%
Ronald Friedman             -                  -                -               -                   -        -
Robert Friedman             -                  -                -               -                   -        -
Timothy J.                1998               16,000          $ 7.69           3/08              $ 77,379 $196,094
Mayette
Keith Haffner            4/1/97              31,250          $ 6.00           3/07              $117,918 $298,827
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

                                                             Amount and Nature of
    Name and Address of Beneficial Owner                   Beneficial Ownership (1)                  Percentage
---------------------------------------------- ------------------------------------------------ ----------------------
Ronald Friedman (3)
c/o PMCC Financial Corp                                           1,875,000                              50%
     66 Powerhouse Road
     Roslyn Heights, NY 11577

Robert Friedman (2)                                                585,000                             16.67%
c/o PMCC Financial Corp
      66 Powerhouse Road
      Roslyn Heights, NY 11577

Timothy J. Mayette                                                   ----                                 *
c/o PMCC Financial Corp
     66 Powerhouse Road
     Roslyn Heights, NY 11577

Keith S. Haffner                                                     ----
c/o PMCC Financial Corp
     66 Powerhouse Road
      Roslyn Heights, NY 11577

Joel L. Gold                                                         ----                                 *
c/o Coleman and Company Securities, Inc.
      717 Fifth Avenue,
      New York, NY 10022

Stanley Kreitman                                                     ----                                 *
c/o PMCC Financial Corp.
       66 Powerhouse Road
       Roslyn Heights, NY 11577

All Directors and Officers as group                               2,500,000                             66.7%
   (6 Persons)
------------
*    Less than 1% of outstanding shares of Common Stock.

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

(2) Excludes an aggregate of 40,000 shares owned by Robert Friedman's daughters, Donna Joyce and Suzanne Gordon, as to which he disclaims beneficial ownership; and includes 287,500 shares held in the name of The Robert Friedman 1998 Grantor Retained Annuity Trust, of which Robert Friedman is the Trustee.

(3) Includes 600,000 shares held in the name of The Ronald Friedman 1997 Grantor Retained Annuity Trust, of which Ronald Friedman is the Trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Loans from Affiliates

     During 1998, the Company borrowed from three affiliated corporations owned by Ronald Friedman and Robert Friedman. The maximum borrowings from these affiliates were approximately $3.3 million. As of December 31, 1998 approximately $1.2 million remained outstanding, all of which is secured by mortgages against the residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property is sold, the proceeds are used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year. This borrowing was repaid in full in March 1999.

     In November 1996, Ronald Friedman loaned the Company $275,000, evidenced by a promissory note. In addition, the Company purchased the minority interest in RF Properties Corp. from Ronald Friedman for $18,163, evidenced by a promissory note. These loans were repaid in January 1998.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form S-1 under Commission File #333 - 38783 and subsequent filings:

Exhibit
Number            Description

1.1      --       Form of Underwriting Agreement

3.1      --       Form of Certificate of Incorporation

3.2      --       Form of By-Laws

4.1      --       Form of Common Stock Certificate

4.2      --       Form of Representatives' Warrant

10.1     --       1997 Stock Option Plan

10.2     --       Premier Stock Option Plan

10.3     --       Form of Employment Agreement between the Company and Ronald
                  Friedman

10.4     --       Form of Employment Agreement between the Company and Robert
                  Friedman

10.5     --       Form of Contribution Agreement

10.6     --       Form of Tax Indemnification Agreement

10.8     --       Warehousing  Credit and Security Agreement and Notes, dated
                  June 17, 1997, by and among Premier Mortgage Corp. and RF
                  Properties, PNC Mortgage Bank, N.A. and LaSalle National Bank

10.9     --       Second Amendment to Warehouse Credit and Security Agreement
                  and Notes, dated September 30, 1997

10.10   --        Mortgage Loan Purchase Agreement between Premier Mortgage
                  Corp. and PNC Mortgage Securities Corp.

10.11   --        Mortgage and Loan Agreement by and among RF Capital Corp.,
                  Min Capital Corp.,  and Hanover Hill Holsteins,  Inc. and
                  Premier Mortgage Corp.

10.12    --       Form of Contractors Agreement

10.13    --       Form of Stockholders' Agreement

10.14   --        Fourth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.15   --        Fifth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.16   --        Third Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.17   --        Sixth Amendment to Warehousing Credit and Security Agreement,
                  dated December 29, 1997.

10.18    --       Financial Advisory Agreement

10.19    --       Seventh Amendment to Warehousing Credit and Security
                  Agreement, dated February 2, 1998.

10.20    --       Eighth Amendment to Warehousing Credit and Security Agreement,
                  dated February 20, 1998.

16.1     --       Letter re: Change in Certifying Accountants

21.1     --       Subsidiaries of Registrant

27.1     --       Financial Statement Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1999

                                                     PMCC FINANCIAL CORP.


                                                     By /s/ Ronald Friedman
                                                        -------------------
                                                     Ronald Friedman, President


     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



               Signature                                          Title                                   Date
---------------------------------------- ------------------------------------------------------- ---------------------

          /s/ Ronald Friedman              President, Chief Executive Officer and Director       April 30, 1999
----------------------------------------
              Ronald Friedman

          /s/ Robert Friedman              Chairman of the Board of Directors, Chief             April 30, 1999
----------------------------------------
            Robert Friedman                Operating Officer, Secretary and Treasurer

        /s/ Timothy J. Mayette             Chief Financial Officer (Principal                    April 30, 1999
----------------------------------------   Accounting Officer)
          Timothy J. Mayette

           /s/ Joel L. Gold                Director                                              April 30, 1999
----------------------------------------
             Joel L. Gold

