Form 10-Q
period 1999-03-31
PMCC FINANCIAL CORP
filed 1999-05-14
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1999: 3,724,800 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                        Page No

Part I - Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations (Unaudited)                    3
                  Three Months Ended March 31, 1999 and 1998

         Condensed Consolidated Statements of Financial Condition (Unaudited)           4
                  March 31, 1999 and December 31, 1998

         Condensed Consolidated Statements of Cash Flows (Unaudited)                    5
                  Three Months Ended March 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements (Unaudited)               6


Item 2.  Management's Discussion and Analysis of Financial Condition                    9
         and Results of Operations

Part II -  Other Information                                                            13

Signatures                                                                              14

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                      Three Months Ended March 31,
                                                                         1999              1998
Revenues:
Sales of residential rehabilitation properties                         $8,544,978      $8,212,677
Gains on sale of mortgage loans, net                                    3,807,903       3,085,390
Interest earned                                                         1,319,435         859,824
                                                                       ----------      ----------
                                                                       13,672,316      12,157,891
Expenses:
Costs of sales, residential rehabilitation properties                   7,804,194       7,589,176
Compensation and benefits                                               2,730,631       2,189,078
Interest expense                                                        1,179,956         900,525
Other general and administrative                                        1,155,644         720,313
                                                                       ----------      ----------
                                                                       12,870,425      11,399,092


Income before income tax expense                                          801,891         758,799
Income tax expense (1)                                                    329,000       1,128,000
                                                                          -------       ---------
         Net  income (loss)                                              $472,891      $(369,201)
                                                                         ========      ==========

Pro forma information:
Historical income before income tax                                                      $758,799
Provision for pro forma income taxes                                                    (311,000)
                                                                                        ---------
Pro forma net income                                                                     $447,799
                                                                                         ========




Net income/pro forma net income per share of common stock-basic             $0.13           $0.15
                                                                            =====           =====

Net income/pro forma net income per share of common stock-diluted           $0.13           $0.14
                                                                            =====           =====

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,724,800        3,083,333
                                                                        =========        =========

Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,756,571        3,176,668
                                                                        =========        =========


     See accompanying notes to unaudited condensed consolidated financial statements.

     (1) Income tax expense for the three months ended March 31, 1998 includes a provision for deferred income tax expense of $1,081,000 related to the change in tax status of the Company's subsidiaries from S corporation's to C corporation's.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                      March 31,      December 31,
                                                                         1999            1998
Assets
Cash and cash equivalents                                               $1,585,491      $3,596,002
Receivable from sales of loans                                           4,531,981      20,789,470
Mortgage loans held for sale, net                                       53,066,212      67,676,679
Mortgage loans held for investment                                       1,746,877       1,717,228
Interest and other receivables, net                                      1,126,977       1,208,454
Residential rehabilitation properties                                   17,965,858      16,491,514
Furniture & equipment, net                                                 817,982         828,226
Prepaid expenses and other assets                                          574,471         501,587
                                                                        ----------      ----------

Total assets                                                           $81,415,849    $112,809,160
                                                                       ===========    ============


Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit                   $64,324,891     $94,673,739
 Due to affiliates                                                              --       1,187,998
 Distribution payable                                                           --         277,700
 Accrued expenses and other liabilities                                  3,567,493       3,637,149
                                                                         ---------       ---------
Total liabilities                                                       67,892,384      99,776,586
                                                                        ----------      ----------

Shareholders' equity
Common stock                                                                37,500          37,500
Additional paid-in capital                                              10,864,033      10,846,033
Retained earnings                                                        2,783,578       2,310,687
Treasury stock                                                           (161,646)       (161,646)
                                                                         ---------       ---------
Total  shareholders' equity                                             13,523,465      13,032,574
                                                                        ----------      ----------

Total liabilities and shareholders' equity                             $81,415,849    $112,809,160
                                                                       ===========    ============

     See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three months ended March 31,
                                                                               1999             1998
Cash flows from operating activities:
Net  income (loss)                                                              $472,891         $(369,201)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                           (740,784)          (623,501)
           Proceeds from sales of properties                                   8,544,978          8,212,677
           Costs of properties acquired                                      (9,278,538)        (8,964,016)
         Depreciation and amortization                                            61,032             15,500
         Decrease (increase) in interest and other receivables                    81,477          (230,203)
         Decrease (increase) in mortgage loans held for sale                  14,580,818       (20,666,495)
         Decrease in receivable from sales of loans                           16,257,489         10,344,538
         (Increase) decrease in prepaid expenses and other assets               (72,884)          (113,908)
         (Decrease) increase in accrued expenses and other liabilities          (69,656)          1,539,152
                                                                              ----------        -----------

         Net cash provided by (used in) operating activities                  29,836,823       (10,855,457)
                                                                              ----------       ------------

Cash flows from investing activities:
         Purchase of furniture and equipment                                    (32,788)           (46,902)
                                                                                --------           --------
Net cash used in investing activities                                           (32,788)           (46,902)
                                                                                --------           --------


Cash flows from financing activities:
               Distributions to S corporation shareholders                     (277,700)        (1,919,991)
         Net proceeds from sale of common stock                                       --          9,183,325
               Net (decrease) increase in due to affiliates                  (1,187,998)            219,347
         Net decrease in notes payable-shareholder                                    --          (293,163)
         Net (decrease) increase in notes payable-warehouse lines of credit (30,348,848)          3,654,929
                                                                            ------------        -----------

Net cash (used in) provided by financing activities                         (31,814,546)         10,844,447
                                                                            ------------         ----------

Net decrease in cash and cash equivalents                                    (2,010,511)           (57,912)

Cash and cash equivalents at beginning of period                              3,596,002           1,713,405
                                                                             -----------          ---------

Cash and cash equivalents at end of period                                    $1,585,491         $1,655,493
                                                                              ==========         ==========

Supplemental  disclosures  of cash flow  information:
     Cash paid during the year for:
           Interest                                                           $1,297,371           $483,248
                                                                              ==========           ========
           Income taxes                                                          $55,000            $13,651
                                                                                 =======            =======
           Loans transferred from mortgage loans held for sale to held for
               investment, net                                                   $29,649                  -
                                                                                 =======            =======


     See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

     1. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made to conform the prior period's presentation to the current presentation.

     2. Initial Public Offering

     On February 18, 1998 the shareholders of Premier Mortgage Corp. ("Premier") exchanged all of their outstanding shares of common stock for 2.5 million shares of the Company. Following this exchange, the Company completed an initial public offering of 1.25 million new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11.25 million and net proceeds of approximately $9.2 million.

     At the time of the exchange, the Company agreed to make a cash distribution to its existing shareholders of $2.7 million, which was equal to a portion of the Company's undistributed S corporation earnings. Approximately $1.9 million of this distribution was paid during the quarter ended March 31, 1998, of which $1 million was from the proceeds of the initial public offering. The balance of the distribution was paid in installments, including interest on the undistributed balance at 10% per annum, through February 18, 1999. The remaining undistributed subchapter S corporation earnings of approximately $1.0 million were reclassified from retained earnings to additional paid in capital.


     3. Income Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the three months ended March 31, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the three months ended March 31, 1998 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

     4. Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options and warrants was 31,771 shares and 93,335 shares, respectively, for the three months ended March 31, 1999 and 1998.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the period February 18, 1998 to March 31, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the relatively short time period and the impact of the recognition of a deferred tax liability in connection with the change in tax status. Therefore, the earnings per share data presented for the three months ended March 31, 1998 is based on pro forma net income.


     5. Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                       Quarter Ended March 31,
                                                                           1999        1998
         Revenues:
            Residential rehabilitation properties                       $8,545         $ 8,213
            Mortgage banking                                             5,127           3,945
                                                                       -------           -----
                                                                       $13,672         $12,158
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                     8,265           7,918
            Expenses allocable to mortgage banking
               (all other)                                               4,605           3,481
                                                                         -----           -----
                                                                       $12,870         $11,399

         Operating Profit:
              Residential rehabilitation properties                        280             295
              Mortgage banking                                             522             464
                                                                          ----             ---
                                                                          $802            $759
                                                                          ====            ====

         Identifiable   Assets  (at  March  31,  1999  and
            December  31,  1998, respectively):
              Residential rehabilitation properties                    $17,966         $16,492
              Mortgage banking                                          63,450          96,317
                                                                       -------        --------
                                                                       $81,416        $112,809
                                                                       =======        ========

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

     Results of Operations

     Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                Quarters Ended  March 31,
                                                              1999                      1998

Sales of residential rehabilitation properties                $8,544,978                 $8,212,677
Gains of sales of mortgage loans, net                          3,807,903                  3,085,390
Interest earned                                                1,319,435                    859.824
                                                               ---------                 ----------
Total revenues                                               $13,672,316                $12,157,891
                                                             ===========                ===========

     Revenues from the sale of residential rehabilitation properties increased $332,000, or 4%, to $8.5 million for the quarter ended March 31, 1999 from $8.2 million for the quarter ended March 31, 1998. The number of residential rehabilitation properties sold was 52 for the quarter ended March 31, 1999 compared to 53 for the quarter ended March 31, 1998.


     Gains on sales of mortgage loans increased $723,000, or 23%, to $3.8 million for the quarter ended March 31, 1999 from $3.1 million for the quarter ended March 31, 1998. This increase was primarily due to increased loan originations and loan sales from the Company's existing offices. Mortgage loan originations were $133.9 million and $100.5 million for the quarters ended March 31, 1999 and 1998, respectively. For the quarter ended March 31, 1999, approximately 57% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 43% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                            Quarters Ended March 31,
                                            1999              1998
           Conventional                   $88,734          $62,382
           FHA/VA                          38,832           21,527
           Subprime                         6,334           16,627
                                          -------          -------
           Total                         $133,900         $100,536
                                         ========         ========


     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $460,000, or 53%, to $1.3 million for the quarter ended March 31, 1999 from $860,000 for the quarter ended March 31, 1998. This increase was primarily due to increased mortgage originations for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 and sub prime mortgage originations which generally are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                   Quarters Ended March 31,
                                                                   1999                1998

Cost of sales - residential rehabilitation properties              $7,804,194        $ 7,589,176
Compensation and benefits                                           2,730,631          2,189,078
Interest expense                                                    1,179,956            900,525
Other general and administrative                                    1,155,644            720,313
                                                                  -----------        -----------
Total expenses                                                    $12,870,425        $11,399,092
                                                                  ===========        ===========

     Cost of sales - residential rehabilitation properties increased $215,000, or 3%, to $7.8 million for the quarter ended March 31, 1999 from $7.6 million for the quarter ended March 31, 1998.

     Compensation and benefits increased $542,000, or 25%, to $2.7 million for the quarter ended March 31, 1999 from $2.2 million for the quarter ended March 31,1998. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations and the costs associated with the Company's expansion campaign. Total personnel increased to 155 employees at March 31, 1999 from 107 at March 31, 1998.

     Interest expense increased $279,000, or 31% to $1.2 million, for the period ended March 31, 1999 from $901,000 for the quarter ended March 31, 1998. This increase was attributable to the funding of residential rehabilitation properties and the increase in mortgage originations funded through the Company's warehouse lines of credit.

     Other general and administrative expense increased $435,000, or 60%, to $1.2 million for the quarter ended March 31, 1999 from $720,000 for the quarter ended March 31, 1998. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Income before income taxes increased $43,000, or 6%, to $802,000 for the quarter ended March 31, 1999 from $759,000 for the quarter ended March 31, 1998. Net income increased $842,000 to $473,000 for the quarter ended March 31, 1999 from a net loss of ($369,000) primarily as a result of a provision for income tax expense of $1,081,000 for the quarter ended March 31, 1998 which reflected the change in tax status to a C corporation from an S corporation. Net income increased $25,000, or 6%, to $473,000 for the quarter ended March 31, 1999 from pro forma net income of $448,000 for the quarter ended March 31, 1998.

     Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 1999 was $64.3million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association and PNC Bank (the "Warehouse Line"). The Warehouse Line provides a warehouse line of credit of $120 million ($90 committed) for its mortgage originations and residential rehabilitation purchases. The Warehouse Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Borrowings for residential rehabilitation purchases are guaranteed by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company). The interest rate charged for borrowings under the Warehouse Line is LIBOR plus 1 1/4% - 2 1/4, depending upon the collateral type. The Warehouse
Line expires on August 6, 1999.

     The warehouse lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Line and the other warehouse lines when the current terms expire.

     On February 18, 1998, the Company completed an initial public offering of new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11.25 million and net proceeds of approximately $9.2 million from this offering. The proceeds from the offering were used for funding mortgage originations and residential rehabilitation properties, working capital and an S Corporation distribution.

     Net cash provided by operations for the quarter ended March 31, 1999 was $29.8 million. The Company generated cash from the $30.8 million decrease in mortgage loans held for sale and receivable from sales of loans offset in part by a $1.5 million net increase in residential rehabilitation properties. The Company used cash to reduce borrowings under its warehouse lines of credit by $30.3 million.

     Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of a derivative (that is, gain and loss) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management is currently assessing the impact of SFAS No. 133 on its financial condition and results of operations.


     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 confirms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

     Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliant. The company has contacted the vendors of its information systems and has been informed that these systems are Y2000 compliant. The Company's existing workstations and fileservers are substantially Y2000 compliant and those workstations that are not Y2000 compliant will be replaced during 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on the businesses such as third party service providers, creditors, financial institutions and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Y2000 issues, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

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

Dated: May 13, 1999