Form 10-Q
period 1999-06-30
PMCC FINANCIAL CORP
filed 1999-08-16
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 1999: 3,724,800 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          Page No

Part I - Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended June 30, 1999 and 1998                              3
                  Six Months Ended June 30, 1999 and 1998                                4

         Condensed Consolidated Statements of Financial Condition (Unaudited)
                  June 30, 1999 and December 31, 1998                                    5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1999 and 1998                                6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       10

Part II -  Other Information                                                             17

Signatures                                                                               18

Exhibit Index                                                                            19



                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended June 30,
                                                                         1999              1998
Revenues:
Sales of residential rehabilitation properties                        $10,037,429       $8,546,493
Gains on sale of mortgage loans, net                                    4,078,815        3,676,417
Interest earned                                                         1,036,909        1,449,670
                                                                        ---------        ---------
                                                                       15,153,153       13,672,580
Expenses:
Costs of sales, residential rehabilitation properties                   9,151,254        7,829,482
Compensation and benefits                                               2,874,131        2,281,622
Interest expense                                                        1,018,959        1,473,049
Other general and administrative                                        1,207,836          948,232
                                                                        ---------        -------
                                                                       14,252,180       12,532,385


Income before income tax expense                                          900,973        1,140,195
Income tax expense                                                        369,000          467,000
                                                                          -------          -------
         Net  Income                                                     $531,973         $673,195
                                                                         ========         ========


Net income per share of common stock-basic                                   0.14             0.18
                                                                             ====             ====

Net income per share of common stock-diluted                                 0.14             0.18
                                                                             ====             ====

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,724,800        3,750,000
                                                                        =========        =========

Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,759,146        3,826,379
                                                                        =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                     Six Months Ended June 30,
                                                                         1999              1998
Revenues:
Sales of residential rehabilitation properties                        $18,582,407      $16,759,170
Gains on sale of mortgage loans, net                                    7,886,718        6,761,807
Interest earned                                                         2,356,344        2,309,494
                                                                        ---------        ---------
                                                                       28,825,469       25,830,471
Expenses:
Costs of sales, residential rehabilitation properties                  16,955,448       15,418,658
Compensation and benefits                                               5,604,762        4,470,700
Interest expense                                                        2,198,915        2,373,574
Other general and administrative                                        2,363,480        1,668,545
                                                                        ---------        ---------
                                                                       27,122,605       23,931,477


Income before income tax expense                                        1,702,864        1,898,994
Income tax expense                                                        698,000        1,595,000
                                                                          -------        ---------
         Net  Income                                                    1,004,864         $303,994
                                                                        =========         ========

Pro forma information:                                                                  $1,898,994
Provision for pro forma income taxes                                                     (779,000)
                                                                                         ---------
Pro forma net income                                                                    $1,119,994
                                                                                        ==========

Net income/pro forma net income per share of common
stock-basic                                                                 $0.27            $0.33
                                                                            =====            =====

Net income/pro forma net income per share of common
stock-diluted                                                               $0.27            $0.32
                                                                            =====            =====

Weighted average number of shares and
  share equivalents outstanding-basic                                   3,724,800        3,418,508
                                                                        =========        =========

Weighted average number of shares and
  share equivalents outstanding-diluted                                 3,759,146        3,489,381
                                                                        =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                      June 30,       December 31,
                                                                        1999             1998
Assets
Cash and cash equivalents                                               $3,514,284      $3,596,002
Receivable from sales of loans                                           6,587,145      20,789,470
Mortgage loans held for sale, net                                       45,633,697      67,676,679
Mortgage loans held for investment, net                                  2,007,965       1,717,228
Interest and other receivables, net                                      1,794,239       1,208,454
Residential rehabilitation properties                                   16,293,682      16,491,514
Furniture & equipment, net                                                 825,574         828,226
Prepaid expenses and other assets                                          969,447         501,587
                                                                           -------         -------

Total assets                                                           $77,626,033    $112,809,160
                                                                       ===========    ============


Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit                    59,599,965     $94,673,739
 Due to affiliates                                                               -       1,187,998
 Distribution payable                                                            -         277,700
Accrued expenses and other liabilities                                   3,952,630       3,637,149
                                                                         ---------       ---------
Total liabilities                                                       63,552,595      99,776,586
                                                                        ----------      ----------

Shareholders' equity
Common stock                                                                37,500          37,500
Additional paid-in capital                                              10,882,033      10,846,033
Retained earnings                                                        3,315,551       2,310,687
Treasury Stock                                                           (161,646)       (161,646)
                                                                         ---------       ---------
Total  shareholders' equity                                             14,073,438      13,032,574
                                                                        ----------      ----------

Total liabilities and shareholders' equity                             $77,626,033    $112,809,160
                                                                       ===========    ============

See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six months ended June 30,
                                                                               1999             1998
Cash flows from operating activities:
Net income                                                                    $1,004,864          $303,994
    Adjustments to reconcile net income to net cash used in operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                         (1,626,959)        (1,340,512)
           Proceeds from sales of properties                                  18,582,407         16,759,170
           Costs of properties acquired                                     (16,757,616)       (18,245,290)
         Depreciation and amortization                                           124,675             43,167
         Increase in interest and other  receivables                           (585,785)        (1,200,571)
         Decrease (increase) in mortgage loans held for sale                  21,752,245       (21,680,417)
         Decrease (increase) in receivable from sales of loans                14,202,325        (9,725,480)
         Increase in prepaid expenses and other assets                         (467,860)           (89,587)
         Increase in accrued expenses and other liabilities                      315,481          1,940,300
                                                                                 -------          ---------

         Net cash provided by (used in) operating activities                  36,543,777        (32,796,532
                                                                              ----------        -----------

Cash flows from investing activities:
         Purchase of furniture and equipment                                    (86,023)          (421,099)
                                                                                --------          ---------

Net cash used in investing activities                                           (86,023)          (421,099)
                                                                                --------          ---------

Cash flows from financing activities:
         Distributions to S corporation shareholders, net of
         distribution payable                                                  (277,700)        (2,006,435)
         Net proceeds from sale of common stock                                        -          9,183,325
               (Decrease) increase in due to affiliates                      (1,187,998)            219,347
         Net decrease in notes payable-shareholder                                     -          (293,163)
         Net (decrease) increase in notes payable-warehouse lines of
         credit                                                             (35,073,774)         29,459,706
                                                                            ------------         ----------

Net cash (used in) provided by financing activities                         (36,539,472)         36,562,780
                                                                            ------------         ----------

Net (decrease) increase in cash and cash equivalents                            (81,718)          2,906,455

Cash and cash equivalents at beginning of period                               3,596,002          1,713,405
                                                                               ---------          ---------

Cash and cash equivalents at end of period                                    $3,514,284         $4,619,860
                                                                              ==========         ==========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
           Interest                                                           $2,270,757         $2,169,682
                                                                              ==========         ==========
           Income taxes                                                          $55,000         $   13,651
                                                                                 =======         ==========
           Loans transferred from loans held for sale to loans                  $290,737         $        -
           held for investment                                                  ========         ==========

See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

     1. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of PMCC Financial Corp. and subsidiaries (the "Company's") financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made to conform the prior period's presentation to the current presentation.

     2. Initial Public Offering

     On February 18, 1998 the shareholders of Premier Mortgage Corp. ("Premier") exchanged all of their outstanding common shares of Premier for 2.5 million common shares of the Company. Following this exchange, the Company completed an initial public offering of 1.25 million common shares at a price of $9 per share. The Company received gross proceeds of $11.3 million and net proceeds of approximately $9.2 million.

     At the time of the exchange, the Company agreed to make a cash distribution to existing shareholders of $2.7 million which was equal to a portion of the Company's undistributed subchapter S corporation earnings. Approximately $1.9 million of the distribution was paid during the quarter ended March 31, 1998, of which $1 million was from the proceeds of the initial public offering. The balance of the distribution was paid in installments including interest on the undistributed balance at 10% per annum through February 18, 1999. The remaining undistributed subchapter S Corporation earnings of approximately $1.0 million were reclassified from retained earnings to additional paid in capital.

     3. Income Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the six months ended June 30, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the six months ended June 30, 1998 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

     4. Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options was 34,346 shares and 70,873 shares, respectively, for the six months ended June 30, 1999 and 1998 and 34,346 and 76,379 shares, respectively, for the three months ended June 30, 1999 and 1998.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the periods February 18, 1998 to March 31, 1998 and February 18, 1998 to June 30, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the relatively short period and the impact of the recognition of a deferred tax liability in connection with the change in tax status. Therefore, the earnings per share data presented for the six months ended June 30,1998 is based on proforma net income.





     5. Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth-certain information concerning these activities (in thousands):

                                                                       Six Months Ended June 30,
                                                                           1999           1998
         Revenues:
            Residential rehabilitation properties                          $ 18,582       $  16,759
            Mortgage banking                                                 10,243           9,071
                                                                            -------       ---------
                                                                           $ 28,825       $  25,830
                                                                           ========       =========
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                         17,902          16,168
            Expenses allocable to mortgage banking
               (all other)                                                    9,221           7,763
                                                                           --------       ---------
                                                                           $ 27,123       $  23,931
                                                                           ========       =========

         Operating Profit:
              Residential rehabilitation properties                             680             591
              Mortgage banking                                                1,022           1,308
                                                                           --------      ----------
                                                                             $1,702      $    1,899
                                                                            =======      ==========

         Identifiable Assets (at June 30, 1999 and
           June 30, 1998, respectively):
              Residential rehabilitation properties                       $  16,294      $  14,411
              Mortgage banking                                               61,332         92,823
                                                                          ---------      ---------
                                                                          $  77,626      $ 107,234
                                                                          =========      =========

(1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry and (6) the potential adverse effects of Y2K (year 2000) (7) the Company's management of rapid growth and expansion.

     Results of Operations

     Three  Months  Ended June 30, 1999  Compared to Three Months Ended June 30,
1998

     General Overview

     Due to continuing adverse conditions in the sub-prime (BCD) market, the Company, during the second quarter 1999 closed its Roslyn, New York sub-prime division and transferred its remaining sub-prime operations to its New Jersey office. However, while the Company's conservative posture on these loans has reduced loss exposure to almost zero, originations of these loans have been reduced by approximately 80% from the corresponding quarter.

     During the second quarter the Company sold a substantial amount of sub-prime loans in the secondary market at par or slightly below as opposed to a normal markup of these loans at between 4 and 6 points above par. The Company estimates that the above inventory losses coupled with employee termination costs approximate $400,00.00 and are non-recurring.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                     Three Months Ended  June 30,
                                                                   1999                       1998

Sales of residential rehabilitation properties                  $ 10,037,429             $  8,546,493
Gains on sales of mortgage loans, net                              4,078,815                3,676,417
Interest earned                                                    1,036,909                1,449,670
                                                                ------------             ------------
Total revenue                                                   $ 15,153,153             $ 13,672,580
                                                                ============             ============


     Revenues from the sale of residential rehabilitation properties increased $1.5 million, or 17%, to $10.0 million for the three months ended June 30, 1999 from $8.5 million for the three months ended June 30, 1998. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 64 for the three months ended June 30, 1999 from 56 for the three months ended June 30, 1998.


     Gains on sales of mortgage loans increased $ 0.4 million, or 11 %, to $ 4.1 million for the three months ended June 30, 1999 from $3.7 million for the three months ended June 30, 1998. This increase was primarily due to increased loan originations from the Company's existing retail offices offset by an 80% decrease in subprime loan originations. Mortgage loan originations were $144.4 million and $139.6 million for the three months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, approximately 55% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 45% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                                              Three Months Ended June 30,
                                                                1999             1998

                           Conventional                      $  91,915        $ 93,120
                           FHA/VA                               48,581          26,876
                           BCD                                   3,943          19,576
                                                             ---------        --------
                           Total                              $144,439        $139,572
                                                             =========        ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned decreased $0.4 million, or 28%, to $1.0 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. This decrease was primarily due to decreased subprime mortgages generally held for sale longer than conventional mortgages.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:



                                                          Three Months Ended June 30,
                                                              1999                1998

Cost of sales - residential rehabilitation properties    $ 9,151,254        $   7,829,482
Compensation and benefits                                  2,874,131            2,281,622
Interest expense                                           1,018,959            1,473,049
Other general and administrative                           1,207,836              948,232
                                                         -----------          -----------
Total expenses                                           $14,252,180          $12,532,385
                                                         ===========          ===========

     Cost of sales - residential rehabilitation properties increased $1.3 million, or 17%, to $9.2 million for the three months ended June 30, 1999 from $7.8 million for the three months ended June 30, 1998. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $0.6 million, or 26%, to $2.9 million for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30,1998. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations. Total personnel increased to 172 employees at June 30, 1999 from 126 at June 30, 1998.

     Interest expense decreased $0.5 million, or 31%, to $1.0 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. This decrease was primarily attributable to the decrease in subprime loan originations funded through the Company's warehouse lines of credit.

     Other general and administrative expense increased $0.3 million, or 27%, to $1.2 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities will result in increased expenses.

     Net income decreased $0.2 million or 21%, to $0.5 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998.

     Six Months Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:




                                                                      Six Months Ended  June 30,
                                                                     1999                    1998

Sales of residential rehabilitation properties                  $  18,582,407           $  16,759,170
Gains on sales of mortgage loans, net                               7,886,718               6,761,807
Interest earned                                                     2,356,344               2,309,494
                                                                -------------           -------------
Total revenue                                                   $  28,825,469           $  25,830,471
                                                                =============           =============


     Revenues from the sale of residential rehabilitation properties increased $1.8 million, or 11%, to $18.6 million for the six months ended June 30, 1999 from $16.8 million for the six months ended June 30, 1998. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 116 for the six months ended June 30, 1999 from 109 for the six months ended June 30, 1998.

     Gains on sales of mortgage loans increased $1.1 million, or 17%, to $7.9 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998. This increase was primarily due to increased loan originations and loan sales from the Company's existing retail offices offset by a 74% decrease in subprime loan originations. Mortgage loan originations were $279.3 million and $240.1 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, approximately 56% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 44% from its wholesale operations. The following table summarizes the Company's mortgage originations (in millions):

                                                                  Six Months Ended June 30,
                                                                   1999           1998

                           Conventional                         $181,358        $155,503
                           FHA/VA                                 88,387          48,403
                           BCD                                     9,537          36,201
                                                                --------        --------
                           Total                                $279,282        $240,107
                                                                ========        ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.


     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                              Six Months Ended June 30,
                                                              1999                 1998

Cost of sales - residential rehabilitation properties      $16,955,448         $15,418,658
Compensation and benefits                                    5,604,762           4,470,700
Interest expense                                             2,198,915           2,373,574
Other general and administrative                             2,363,480           1,668,545
                                                           -----------         -----------
Total expenses                                             $27,122,605         $23,931,477
                                                           ===========         ===========

     Cost of sales - residential rehabilitation properties increased $1.5 million, or 10%, to $17.0 million for the six months ended June 30, 1999 from $15.4 million for the six months ended June 30, 1998. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $1.1 million or 25%, to $5.6 million for the six months ended June 30, 1999 from $4.5 million for the six months ended June 30,1998. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations.

         Interest expense decreased $0.2 million, or 7%, to $2.2 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. This decrease was attributable to the decrease in subprime mortgage originations funded through the Company's warehouse lines of credit.

     Other general and administrative expense increased $0.7 million, or 42%, to $2.4 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company including rent and facilities expense, telephone and marketing.

         Although there can be no assurance  thereof,  the Company believes that
the  expected   increase  in  mortgage   origination   volume  and   residential
rehabilitation activities will result in increased expenses.

     Net income decreased $0.1 million or 10% to $1.0 million from $1.1 million for the six months ended June 30, 1999.

     Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under warehouse lines of credit at June 30, 1999 was $59.6 million. The mortgage loans and residential rehabilitation properties, funded with the proceeds from such borrowings, secure warehouse lines of credit.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association and PNC Bank (the "Warehouse Line"). The Warehouse Line provides a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Warehouse Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Borrowings for residential rehabilitation purchases are guaranteed by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company). The interest rate charged for borrowings under the Warehouse Line is LIBOR plus 1 1/4%-2 1/4 depending upon the collateral type. The Warehouse Line expires on October 5, 1999.

     The warehouse lines of credit contains certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios. The Company expects to be able to renew or replace the Warehouse Line and its other warehouse line of credit when the current terms expire.

     On February 18, 1998 the Company completed an initial public offering of new shares of common stock at a price of $9 per share. The Company received gross proceeds of $11.3 million and net proceeds of approximately $9.2 million. The proceeds from this offering were used for funding mortgage originations and residential rehabilitation properties, working capital and an S Corporation distribution.

     Net cash substantially provided by operations for the six months ended June 30, 1999 was $36.5 million. The funds were provided by a $21.8 million net decrease in mortgage loans held for sale, and a $14.2 million net decrease in receivable from sales of loans. These funds were used to finance a decrease in warehouse borrowings of $35.1 million and decreases in loans to affiliates and distributions payable to stockholders.


     Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 applies to all entities and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and auditing standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company does not expect any material impact to its financial condition or results of operations upon its adoption of SFAS No. 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 conforms the accounting for securities retained after securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securizitation of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first quarter beginning after December 31, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

     Year 2000 Compliance

     The Company is currently in the process of updating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has contacted the venders of its information systems and has been informed that these systems are Y2000 compliant. The Company's existing workstations and fileservers are substantially Y2000 compliant and those workstations that are not Y2000 compliant will be replaced during 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be Compliant. However, there can be no assurance that there will not be a delay in, or increased costs, associated with the need to address Y2000 issues. The Company also relies, directly and indirectly, on the business of other entities, such as third party service providers, creditors, financial institutions and government agencies. Even if the Company's computer systems are not materially adversely affected by Y2000 issues, the Company's business and operations could me materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

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

     Item 2. Changes in Securities and Use of Proceeds

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Ex-27 Financial Data Schedule

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


                                          PMCC FINANCIAL CORP.
                                          (Registrant)



                                        By /s/ Ronald Friedman
                                           -------------------
                                           Ronald Friedman
                                           President and Chief Executive Officer


                                        By /s/ Robert Friedman
                                           --------------------
                                           Robert Friedman
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Dated: August 16, 1999