Form 10-Q
period 1999-09-30
PMCC FINANCIAL CORP
filed 1999-11-15
CIK 1048275

3

                           Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         Yes       X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 10, 1999: 3,724,800 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                              Page No

Part I - Financial Information

Item 1.  Unaudited Financial Statements:

         Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended September 30, 1999 and 1998                                  3
                  Nine months Ended September 30, 1999 and 1998                                   4

         Condensed Consolidated Statements of Financial Condition (Unaudited)
                  September 30, 1999 and December 31, 1998                                        5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine months Ended September 30, 1999 and 1998                                   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                         7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               10

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                17

Part II - Other Information                                                                      18

Signatures                                                                                       19

Exhibits                                                                                         20


                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three months ended
                                                                               September 30,
                                                                          1999              1998
                                                                          ----              ----
Revenues:
Sales of residential rehabilitation properties                         $10,743,477       $8,805,765
Gains on sale of mortgage loans, net                                     3,730,304        5,408,552
Interest earned                                                          1,301,292        1,633,472
                                                                         ---------        ---------
                                                                        15,775,073       15,847,789
                                                                         ---------        ---------

Expenses:
Costs of sales, residential rehabilitation properties                    9,610,539        8,084,440
Compensation and benefits                                                3,419,097        3,217,256
Interest expense                                                         1,291,761        1,743,598
Other general and administrative                                         1,439,622        1,192,740
                                                                         ---------        ---------
                                                                        15,761,019       14,238,034
                                                                         ---------        ---------

Income before income tax expense                                            14,054        1,609,755
Income tax expense                                                           6,000          660,000
                                                                             -----          -------
         Net  Income                                                        $8,054         $949,755
                                                                            ======         ========


Net income per share of common stock-basic                                  $0.002           $ 0.25
                                                                            ======           ======

Net income per share of common stock-diluted                                $0.002           $ 0.25
                                                                            ======           ======

Weighted average number of shares and
  share equivalents outstanding-basic                                    3,724,800        3,747,307
                                                                         =========        =========

Weighted average number of shares and
  share equivalents outstanding-diluted                                  3,795,046        3,781,797
                                                                         =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                            Nine months ended
                                                                              September 30,
                                                                          1999              1998
                                                                          ----              ----
Revenues:
Sales of residential rehabilitation properties                         $29,325,884      $25,564,935
Gains on sale of mortgage loans, net                                    11,617,022       12,170,359
Interest earned                                                          3,657,636        3,942,966
                                                                         ---------        ---------
                                                                        44,600,542       41,678,260
                                                                         ---------        ---------
Expenses:
Costs of sales, residential rehabilitation properties                   26,565,987       23,503,098
Compensation and benefits                                                9,023,859        7,687,956
Interest expense                                                         3,490,676        4,117,172
Other general and administrative                                         3,803,102        2,861,285
                                                                         ---------        ---------
                                                                        42,883,624       38,169,511
                                                                         ---------        ---------

Income before income tax expense                                         1,716,918        3,508,749
Income tax expense                                                         704,000        2,255,000
                                                                           -------        ---------
         Net  Income                                                    $1,012,918       $1,253,749
                                                                        ==========       ==========

Pro forma information:                                                                   $3,508,749
Provision for pro forma income taxes                                                    (1,439,000)
                                                                                        -----------
Pro forma net income                                                                     $2,069,749
                                                                                         ==========

Net income/pro forma net income per share of common stock-basic
                                                                             $0.27            $0.59
                                                                             =====            =====

Net income/pro forma net income per share of common
stock-diluted                                                                $0.27            $0.58
                                                                             =====            =====

Weighted average number of shares and
  share equivalents outstanding-basic                                    3,724,800        3,530,220
                                                                         =========        =========

Weighted average number of shares and
  share equivalents outstanding-diluted                                  3,764,450        3,583,633
                                                                         =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                        September 30,    December 31,
                                                                            1999             1998
                                                                            ----             ----
Assets
Cash and cash equivalents                                                   $650,363       $3,596,002
Receivable from sales of loans                                             7,679,374       20,789,470
Mortgage loans held for sale, net                                         53,492,347       67,676,679
Mortgage loans held for investment, net                                    4,539,990        1,717,228
Interest and other receivables, net                                        2,550,337        1,208,454
Residential rehabilitation properties                                     14,720,931       16,491,514
Furniture & equipment, net                                                 1,155,270          828,226
Prepaid expenses and other assets                                            765,727          501,587
                                                                             -------          -------

Total assets                                                             $85,554,339     $112,809,160
                                                                         ===========     ============


Liabilities and shareholders' equity Liabilities:
 Notes payable-principally warehouse lines of credit                     $67,460,345      $94,673,739
 Due to affiliates                                                                 -        1,187,998
 Distribution payable                                                              -          277,700
 Accrued expenses and other liabilities                                    4,000,502        3,637,149
                                                                           ---------        ---------
Total liabilities                                                         71,460,847       99,776,586
                                                                          ----------       ----------


Shareholders' equity
  Common stock, $.01 par value: 10,000,000 shares authorized;
             3,750,000 issued                                                 37,500           37,500
  Additional paid-in capital                                              10,894,033       10,846,033
  Retained earnings                                                        3,323,605        2,310,687
  Treasury stock, at cost (25,000 shares)                                  (161,646)        (161,646)
                                                                           ---------        ---------
Total  shareholders' equity                                               14,093,492       13,032,574
                                                                          ----------       ----------

Total liabilities and shareholders' equity                               $85,554,339     $112,809,160
                                                                         ===========     ============


See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                     1999              1998
                                                                                     ----              ----
Cash flows from operating activities:
Net income .....................................................................   $  1,012,918    $  1,253,749
    Adjustments to reconcile net income to net cash used in operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received ...........................................     (2,759,897)     (2,061,837)
           Proceeds from sales of properties ...................................     29,325,884      25,564,935
           Costs of properties acquired ........................................    (24,795,404)    (27,729,375)
         Depreciation and amortization .........................................        196,894          77,194
         Increase in interest and other  receivables ...........................     (1,341,883)       (937,619)
         Decrease (increase) in mortgage loans held for sale ...................     11,361,570     (45,732,625)
         Decrease in receivable from sales of loans ............................     13,110,096      20,140,959
         Increase in prepaid expenses and other assets .........................       (264,140)        (73,174)
         Decrease in due to affiliates .........................................     (1,187,998)       (881,284)
         Increase in accrued expenses and other liabilities ....................        363,353       2,934,450
                                                                                   ------------    ------------

         Net cash provided by (used in) operating activities ...................     25,021,393     (27,444,627)
                                                                                   ------------    ------------

Cash flows from investing activities:
               Acquisition of assets of Prime Mortgage Corp. ...................       (250,000)           --
         Purchase of furniture and equipment ...................................       (225,938)       (530,456)
                                                                                   ------------    ------------

Net cash used in investing activities ..........................................       (475,938)       (530,456)
                                                                                   ------------    ------------

Cash flows from financing activities:
         Distributions to S corporation shareholders, net of
         distribution payable ..................................................       (277,700)     (2,134,971)
         Net proceeds from sale of common stock ................................           --         9,183,325
         Net decrease in notes payable-shareholder .............................           --          (293,163)
         Net borrowing installment loan ........................................           --           243,476
         Purchases of treasury stock ...........................................           --           (89,367)
         Net (decrease) increase in notes payable-warehouse lines of credit.....    (27,213,394)     22,683,803
                                                                                   ------------    ------------

Net cash (used in) provided by financing activities ............................    (27,491,094)     29,593,103
                                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................     (2,945,639)      1,618,020

Cash and cash equivalents at beginning of period ...............................      3,596,002       1,713,405
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $    650,363    $  3,331,425
                                                                                   ============    ============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
           Interest ............................................................   $  3,487,515    $  3,895,446
                                                                                   ============    ============
           Income taxes ........................................................   $    504,647    $    551,640
                                                                                   ============    ============

           Loans transferred from held for sale to held for investment .........   $  2,822,762    $       --
                                                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

     1. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of PMCC Financial Corporation's and subsidiaries ("the Company") financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

     3. Income Taxes

     Prior to February 18, 1998, certain of the Company's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's initial public offering, the S corporation elections were terminated and the Company's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for the periods after February 18, 1998. Therefore, the provision for income taxes for the nine months ended September 30, 1998 includes a provision for deferred income taxes of $1,081,000 related to the temporary differences existing at the termination of the S corporation elections, and pro forma net income for the nine months ended September 30, 1998 include pro forma income taxes as if the Company had been taxed as a C corporation throughout the periods.

     4. Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options was 39,650 shares and 53,413 shares, respectively, for the nine months ended September 30, 1999 and 1998 and 70,246 and 31,797 shares, respectively, for the three months ended September 30, 1999 and 1998.

     Actual earnings per share data for periods prior to February 18, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because the Company was not a public company. Actual earnings per share data for the periods February 18, 1998 to March 31, 1998 and February 18, 1998 to September 30, 1998 have not been presented in the accompanying unaudited condensed consolidated statement of operations because management believes that such data would not be meaningful given the relatively short period and the impact of the recognition of a deferred tax liability in connection with the change in tax status. Therefore, the earnings per share data presented for the nine months ended September 30, 1998 is based on proforma net income.





     5. Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth-certain information concerning these activities (in thousands):

                                                                         Nine months Ended September 30,
                                                                         -------------------------------
                                                                                    1999     1998
                                                                                    -------------
Revenues:
   Residential rehabilitation properties ......................................   $29,326   $25,565
   Mortgage banking ...........................................................    15,275    16,113
                                                                                  -------   -------
                                                                                  $44,601   $41,678
                                                                                  =======   =======
Less: (1)
   Expenses allocable to residential rehabil-
     itation properties (cost of sales, interest
     expense and compensation and benefits) ...................................    28,417    24,638
   Expenses allocable to mortgage banking
      (all other) .............................................................    14,467    13,531
                                                                                  -------   -------
                                                                                  $42,884   $38,169
                                                                                  =======   =======

Operating Profit:
     Residential rehabilitation properties ....................................       909       927
     Mortgage banking .........................................................       808     2,582
                                                                                  -------   -------
                                                                                  $ 1,717   $ 3,509
                                                                                  =======   =======

                                                                              September 30, December 31,
                                                                                     1999      1998
                                                                                     --------------
Identifiable Assets:
     Residential rehabilitation properties ....................................  $ 14,721  $ 16,492
     Mortgage banking .........................................................    70,833    96,317
                                                                                  -------   -------
                                                                                 $ 85,554  $112,809
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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

General Overview

     In July 1999, the Company completed its acquisition for $250,000 of the assets of Prime Mortgage Investors, Inc. ("Prime") and assumed certain lease obligations of Prime. The Company now operates three primarily wholesale loan offices in Florida. The purchase price approximated the fair value of assets acquired and has been entirely allocated to software, furniture and equipment and other assets. At the time of the acquisition, the Company kept the Prime branches intact in order to facilitate an orderly transition without any loss of loan originations although the Company felt there was excessive costs in both the production and overhead areas. At the end of the quarter ended September 30, 1999, the Company has greatly reduced these costs.

     As previously reported, due to continuing adverse conditions in the sub-prime (BCD) market, the Company closed its Roslyn, New York sub-prime division during the second quarter of 1999 and transferred its remaining operations to the New Jersey office. However, while the Company's conservative posture on these loans continued throughout the third quarter and has reduced loss exposure to almost zero, sub-prime loan originations have been reduced by approximately 90% from the prior year.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1999           1998
                                                    -------------------

Sales of residential rehabilitation properties   $10,743,477   $ 8,805,765
Gains on sales of mortgage loans, net ........     3,730,304     5,408,552
Interest earned ..............................     1,301,292     1,633,472
                                                 -----------   -----------
Total Revenue ................................   $15,775,073   $15,847,789
                                                 ===========   ===========


     Revenues from the sale of residential rehabilitation properties increased $1.9 million, or 22.0% to $10.7 million for the three months ended September 30, 1999 from $8.8 million for the three months ended September 30, 1998. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 62 for the three months ended September 30, 1999 from 58 for the three months ended September 30, 1998 and increased interest income.

     Gains on sales of mortgage loans  decreased $ 1.7 million,  or 31.0 %, to $
3.7 million for the three months ended September 30, 1999 from $5.4 million for the three months ended September 30, 1998. This decrease was primarily due to a 90.2% decrease in sub-prime loan originations partly offset by an 11.0% increase in conventional and FHA/VA loan originations. Mortgage loan originations were $166.9 million and $170.4 million for the three months ended September 30, 1999 and 1998, respectively. In past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Replacing the sub-prime loan volume with conventional loans reduced gains by approximately $800,000 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Additionally, in the quarter ended September 30, 1999, the Company continued to sell a substantial amount of sub-prime loans in the secondary market at par or slightly below as opposed to a normal markup of these loans at between 4 and 6 points above par. The Company estimates that the above inventory losses resulted in losses of approximate $180, 000 for the quarter and are non-recurring. For the three months ended September 30, 1999, approximately 53% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 47% from its wholesale operations. The following table summarizes the Company's mortgage originations (in 000's):

          Three Months Ended September 30,
          --------------------------------
                 1999       1998
                 ---------------

Conventional   $119,129   $107,131
FHA/VA .....     45,598     41,283
BCD ........      2,148     21,980
               --------   --------
Total ......   $166,875   $170,394
               ========   ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase due to the expansion to new geographic areas and new Internet technology, which may result in additional gains on sales of mortgage loans in future periods.

     Interest earned decreased $0.3 million, or 20.3%, to $1.3 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998. This decrease was primarily due to decreased subprime mortgage activity. Such loans generally have higher interest rates and are held for sale longer than conventional mortgages.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                            1999          1998
                                                            ----          ----

Cost of sales - residential rehabilitation properties   $ 9,610,539   $ 8,084,440
Compensation and benefits ...........................     3,419,097     3,217,256
Interest expense ....................................     1,291,761     1,743,598
Other general and administrative ....................     1,439,622     1,192,740
                                                        -----------   -----------
Total expenses ......................................   $15,761,019   $14,238,034
                                                        ===========   ===========

     Cost of sales on residential rehabilitation properties increased $1.5 million, or 18.9%, to $9.6 million for the three months ended September 30, 1999 from $8.1 million for the three months ended September 30, 1998. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $0.2 million, or 6.3%, to $3.4 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30,1998. This increase was primarily due to increased salaries due to the geographic expansion, partially offset by a reduction in the employees in the sub-prime loan area. Total personnel increased to 184 employees at September 30, 1999 from 127 at September 30, 1998.

     Interest expense decreased $0.4 million, or 25.9%, to $1.3 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. This decrease was primarily attributable to the decrease in sub-prime loan originations funded through the Company's warehouse lines of credit.

     Other general and administrative expense increased $0.2 million, or 20.7%, to $1.4 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. This increase was primarily due to increased expenses incurred in connection with the geographic growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities may result in increased expenses. These increases may be partly offset by increased efficiency of operations primarily through anticipated cost reductions and the expected installation in the first quarter of 2000 of a new front-end software system and a laptop loan system.

     Net income decreased $942,000 or 99.2%, to $8,000 for the three months ended September 30, 1999 from $950,000 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                               Nine months Ended September 30,
                                               -------------------------------
                                                    1999           1998
                                                    ----           ----

Sales of residential rehabilitation properties   $29,325,884   $25,564,935
Gains on sales of mortgage loans, net ........    11,617,022    12,170,359
Interest earned ..............................     3,657,636     3,942,966
                                                 -----------   -----------
Total Revenue ................................   $44,600,542   $41,678,260
                                                 ===========   ===========


     Revenues from the sale of residential rehabilitation properties increased $3.7 million, or 14.7%, to $29.3 million for the nine months ended September 30, 1999 from $25.6 million for the nine months ended September 30, 1998. This increase was primarily the result of the increase in the number of residential rehabilitation properties sold to 178 for the nine months ended September 30, 1999 from 167 for the nine months ended September 30, 1998.

     Gains on sales of mortgage loans decreased $0.6 million, or 4.5%, to $11.6 million for the nine months ended September 30, 1999 from $12.2 million for the nine months ended September 30, 1998. This decrease was primarily due to a 78.4% decrease in sub-prime loan originations along with losses incurred in selling the remaining sub-prime portfolio in a depressed sub-prime market partially offset by a 23.9% increase in conventional and FHA/VA loans originated. Mortgage loan originations were $449.2 million and $410.5 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, approximately 56% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 44% from its wholesale operations. The following table summarizes the Company's mortgage originations (in 000's):

          Nine months Ended September 30,
          -------------------------------
                 1999       1998
                 ----       ----

Conventional   $300,619   $262,634
FHA/VA .....    136,037     89,686
BCD ........     12,559     58,181
               --------   --------
Total ......   $449,215   $410,501
               ========   ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase due to the expansion to new geographic areas and new Internet technology, which may result in additional gains on sales of mortgage loans in future periods.

     Interest earned decreased $0.2 million, or 7.2%, to $3.7 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. This decrease was primarily due to decreased sub-prime mortgage activity. Such loans generally have higher interest rates and are held for sale longer than conventional mortgages.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                      Nine months Ended September 30,
                                                      -------------------------------
                                                            1999         1998
                                                            -----------------

Cost of sales - residential rehabilitation properties   $26,565,987   $23,503,098
Compensation and benefits ...........................     9,023,859     7,687,956
Interest expense ....................................     3,490,676     4,117,172
Other general and administrative ....................     3,803,102     2,861,285
                                                        -----------   -----------
Total expenses ......................................   $42,883,624   $38,169,511
                                                        ===========   ===========

         Cost of sales on residential rehabilitation properties increased $3.1 million, or 13.0%, to $26.6 million for the nine months ended September 30, 1999 from $23.5 million for the nine months ended September 30, 1998. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $1.3 million or 17.4%, to $9.0 million for the nine months ended September 30, 1999 from $7.7 million for the nine months ended September 30,1998. This increase was primarily due to increased sales salaries and commission from mortgage loan originations as well as increased salaries for the Company's geographic expansion.

     Interest expense decreased $0.6 million, or 15.2%, to $3.5 million for the nine months ended September 30, 1999 from $4.1 million for the nine months ended September 30, 1998. This decrease was attributable to the decrease in subprime mortgage originations which are held longer in the Company's warehouse lines of credit, partially offset by higher loan origination volume and higher borrowing rates.

     Other general and administrative expense increased $0.9 million, or 32.9%, to $3.8 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. This increase was primarily due to increased expenses incurred in connection with the geographic growth in the operations of the Company including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that the expected increase in mortgage origination volume and residential rehabilitation activities may result in increased expenses. These increases may be partly offset by increased efficiency of operations primarily through anticipated cost reductions and the expected installation in the first quarter of 2000 of a new front-end software system and a laptop loan system.

     Net income decreased $0.2 million or 19.2% to $1.0 million from $1.2 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under warehouse lines of credit at September 30, 1999 was $58 million. The mortgage loans and residential rehabilitation properties, funded with the proceeds from such borrowings, secure warehouse lines of credit.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement with Chase Bank of Texas, National Association and PNC Bank (the "Warehouse Line"). The Warehouse Line provides a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Warehouse Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Borrowings for residential rehabilitation purchases are guaranteed by Ronald Friedman (President, Chief Executive Officer and a Director of the Company) and Robert Friedman (Chairman of the Board of Directors, Chief Operating Officer, Secretary and Treasurer of the Company). The interest rate charged for borrowings under the Warehouse Line is LIBOR plus 1 1/4 % - 2 1/4% depending upon the collateral type. The Warehouse Line expires on December 24, 1999.

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

     Net cash substantially provided by operations for the nine months ended September 30, 1999 was $25.0 million. The funds were principally provided by a $11.4 million net decrease in mortgage loans held for sale and a $13.1 million net decrease in receivable from sales of loans. These funds were used to finance a decrease in warehouse borrowings of $27.2 million, decreases in loans to affiliates and distributions payable to stockholders, the Prime Mortgage acquisition and the purchase of state of the art front end software which is expected to be functional in January 2000.


Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 applies to all entities and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and auditing standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ", for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. The delay applies to quarterly and annual financial statements. SFAS No. 137 is effective upon issuance and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Held for Sale by a Mortgage Banking Enterprise" ("SFAS No.134"). SFAS No. 134 conforms the accounting for securities retained after securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securizitation of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first quarter beginning after December 31, 1998. Management of the Company believes the implementation of SFAS No. 134 does not have a material impact on the Company's financial condition or results of operations.

Year 2000 Compliance

     The Company is currently in the process of updating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has contacted the venders of its information systems and has been informed that these systems are Y2000 compliant. The Company's existing workstations and fileservers are substantially Y2000 compliant and those workstations that are not Y2000 compliant will be replaced during 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be Compliant. However, there can be no assurance that there will not be a delay in, or increased costs, associated with the need to address Y2000 issues. The Company also relies, directly and indirectly, on the business, such as third party service providers, creditors, financial institutions and government agencies. Even if the Company's computer systems are not materially adversely affected by Y2000 issues, the Company's business and operations could me materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

Item 3. Quantitative and Qualitative Disclosure about Market Risks.

     In management's opinion, there has not been a material change in market risk from December 31, 1998.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On September 7, 1999, Robert Friedman resigned as Chairman of the Board of Directors and was replaced as Chairman by Ronald Friedman, the Company's President and Chief Executive Officer. Keith Haffner, the Company's Executive Vice President, replaced him on the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27 - Financial Data Schedules

(b) The Company filed a Form 8-K on September 15, 1999 disclosing that Mr. Robert Friedman was no longer an officer and director of the Company as described above in Item 5.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PMCC FINANCIAL CORP.
                              (Registrant)



                           By /s/ Ronald Friedman
                              -------------------
                              Ronald Friedman
                              Chairman, President and Chief Executive Officer


                           By /s/ Stephen J. Mayer
                              --------------------
                              Stephen J. Mayer
                              Chief Financial Officer
                              (Principal Accounting Officer)


Dated: November 15, 1999