Form 10-K
period 1999-12-31
PMCC FINANCIAL CORP
filed 2000-05-01
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number: 1-7614

                              PMCC FINANCIAL CORP.
             (Exact name of registrant as specified in its charter

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The number of shares of common stock outstanding at December 21, 1999 was 3,707,000. As of such date, which was the last trading date prior to the suspension of trading by the American Stock Exchange (the "Amex") (see "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters"), the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the Amex, was approximately $4,526,250.

Forward Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements included in this Annual Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the outcome of governmental investigations and the effects thereof; (8) the Company's efforts to improve quality control; and other risks and uncertainties described in this Annual Report on Form 10-K and in PMCC Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

                                     PART I
ITEM 1.  BUSINESS

General

     PMCC Financial Corp. (the "Company") is a specialty consumer financial services company providing a broad array of residential mortgage products to primarily prime credit borrowers seeking "conventional" or FHA/VA loans. Beginning in mid-1996, the Company had expanded and diversified its mortgage banking activities by opening a fully-staffed wholesale division, increasing its sub-prime mortgage originations, establishing a program to provide short-term funding to independent real estate contractors for one to four family residential rehabilitation properties, acquiring a wholesale origination company in Florida and expanding its retail loan operations geographically throughout the United States. Due to continuing adverse conditions in the sub-prime market, the Company closed its sub-prime division during 1999.

     The Company is a holding company that conducts all of its business through its wholly owned subsidiary, PMCC Mortgage Corp. (formerly Premier Mortgage Corp.) ("PMCC"). On February 18, 1998, the shareholders of PMCC exchanged all of their outstanding common stock for shares of the Company, and the Company completed an initial public offering of new shares of common stock.

     The Company's primary mortgage banking business objectives are to stabilize the Company's operations, to continue to offer a full range of mortgage products to qualified borrowers and to generate positive cash flow by selling substantially all originated loans for cash to institutional investors, usually without recourse, within a short period after such loans are originated, thereby reducing exposure to interest rate and credit risks.

     In the five years prior to 1999, the Company experienced growth in its mortgage banking activities, originating $47 million in mortgage loans in 1994, $71 million in mortgage loans in 1995, $133 million in mortgage loans in 1996, $315 million in mortgage loans in 1997 and $582 million in mortgage loans in 1998. In 1999, due to closing its sub-prime division and increasing mortgage interest rates, PMCC experienced a decline in loan originations, originating $561 million in mortgage loans. For its fiscal years ended December 31, 1997, 1998 and 1999, the Company had revenues from its mortgage banking activities of $14.2 million, $22.9 million, and $16.7 million, respectively.

     The Company originates residential first mortgages on a retail basis primarily in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through referrals from local real estate agents, builders, accountants, financial planners and attorneys, as well as from direct customer contact via advertising, direct mail and promotional materials. The Company's wholesale divisions in New Jersey and Florida originate mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. For the year ended December 31, 1999, approximately 50% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 50% were derived from its wholesale operations.

     The Company's revenues from mortgage banking activities are primarily generated from the premiums it receives on the sale of mortgage loans it originates, and from interest earned during the period the Company holds mortgage loans for sale. The Company's mortgage loans, together with servicing rights to these mortgages, are usually sold on a non-recourse basis to institutional investors, in each case within approximately 7 to 30 days of the date of origination of the mortgage. In general, when the Company establishes an interest rate at the origination of a mortgage loan, it attempts to contemporaneously lock in an interest yield to the institutional investor purchasing that loan from the Company. By selling these mortgage loans at the time of or shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks. Furthermore, by selling its
mortgage  loans  on  a  "servicing-released"   basis,  the  Company  avoids  the
administrative and collection expenses of managing and servicing a loan portfolio and it avoids a risk of loss of anticipated future servicing revenue due to mortgage prepayments in a declining interest rate environment.

     The Company also generates income by charging fees for short-term funding to independent real estate contractors ("rehab partners") for the purchase, rehabilitation and resale of vacant one-to-four family residences primarily in New York City and Long Island, New York. The Company provides this funding to several rehab partners that specialize in the rehabilitation and marketing of these properties. As security for providing the rehab partners with the funding to accomplish the purchase, rehabilitation and resale of the property, the Company holds title to the properties. The Company's income from this activity is limited to the fees and interest charged in connection with providing the funding and is not related to any gain or loss on the sale of the property. Since the Company holds the title to these properties, for financial reporting purposes the Company records as revenue the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the rehab partners. From the commencement of this activity on September 1, 1996 through December 31, 1996, the Company completed 35 transactions and recorded revenues of $5.1 million and cost of sales of $4.8 million. For the year ended December 31, 1997, the Company completed 169 such transactions. The Company's revenues and costs of sales from this activity for the year ended December 31, 1997 were $25.1 million and $23.6 million, respectively. For the year ended December 31, 1998, the Company completed 231 transactions and recorded revenues and costs of sales of $35.7 million and $32.9 million, respectively. For the year ended December 31, 1999, the Company completed 216 transactions and recorded revenues and costs of sales of $36.0 million and $33.0 million, respectively. At December 31, 1999, the Company had 130 properties in various stages of rehabilitation awaiting resale. Due to conditions described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. - Liquidity and Capital Resources", the Company has accelerated efforts to cause the sale of existing properties and has temporarily halted the purchase of new properties.

     In April 1997, the Company established a sub-prime lending division to meet increased customer demand for sub-prime mortgage products and the availability of capital to the Company for these mortgage banking products. In many cases, sub-prime credit borrowers have substantial equity in their residences and while some of these sub-prime customers have impaired credit, such customers also include individuals who seek an expedited mortgage process, and persons who are self-employed or, due to other circumstances, have difficulty verifying their income. The Company believed that the demand for loans by sub-prime credit customers was less dependent on general levels of interest rates or home sales and may be less cyclical than conventional mortgage originations. Such lending is subject to other risks, however, including risks related to the significant growth in the number of sub-prime lenders in recent years, risks related to certain potential competition and risks related to credit-impaired borrowers. High delinquencies and an oversaturation of lenders led to adverse conditions in the sub-prime mortgage market beginning in late 1998 and continuing into 1999. Because of this, the Company closed its Roslyn, New York sub-prime division during the second quarter of 1999 and transferred its remaining operations to the New Jersey sub-prime office. This office was likewise subsequently closed in December 1999. While the Company's conservative posture on these loans has reduced loss exposure to almost zero, originations of sub-prime loans were reduced in 1999 by approximately 80% from the prior year.

Recent Developments

     As previously announced, on December 21, 1999, the Company's then Chairman of the Board, President and Chief Executive Officer, Ronald Friedman, and a loan officer were charged in separate criminal complaints with one count each of allowing false qualifications to be included in applications for FHA-backed mortgage loans in connection with an investigation (the "Investigation") by the U.S. Attorney's Office for the Eastern District of New York (the "U.S. Attorney"). The Company, which has not been informed that it is a target of the Investigation, has provided requested documents and cooperated with the Investigation. See "Item 3 - Legal Proceedings." On December 22, 1999, the American Stock Exchange suspended trading of the Company's Common Stock and commenced a review of the listing status of the Common Stock. See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters." In addition, on January 24, 2000 the Federal Home Loan Mortgage Corporation ("Freddie Mac") suspended the eligibility of the Company to use Freddie Mac's automated underwriting system. As of the date of this Report, the trading suspension and Freddie Mac suspension remained in effect. Following the events of December 21, 1999, the following have also occurred:

o Reorganization of Management. On December 29, 1999, Mr. Friedman resigned as a Director and Chairman of the Board and was granted a leave of absence as President and Chief Executive Officer. In his place, Stanley Kreitman, an outside director, was appointed Chairman of the Board, Andrew Soskin, the Company's Executive Vice President of Operations and Sales, was appointed interim President and Keith Haffner, the Company's Executive Vice President and a Director, was appointed interim Chief Executive Officer. Mr. Soskin was also elected to the Board to replace Mr. Friedman.


o Retention of Consultants and Internal Investigation. A committee of independent directors consisting of Stanley Kreitman and Joel L. Gold was formed to conduct an investigation into the business practices of the Company and to retain counsel in connection therewith. Dorsey & Whitney LLP was retained as counsel and conducted an investigation and prepared a report for such committee and the entire Board concerning matters relating to the Investigation. See "Item 3 - Legal Proceedings." Spectrum Financial Consultants, Inc. was engaged to assist the Company in maintaining and establishing new relationships with funding sources and seeking to maintain its existing relationships with lenders.

o    Staffing  Changes  and   Streamlining  of  Operations.   The  loan  officer
     implicated in the Investigation was terminated. In the aftermath of the events of December 1999, the Company's cash flow weakened as a result of factors such as substantial professional fees incurred by the Company in connection with the Investigation and related matters and additional collateral and fees required by its warehouse lenders. The Company also was faced with ongoing costs from the Company's expansion efforts in 1999 and reductions in the mortgage origination market due to increasing interest rates. In an effort to improve cash flow and operating efficiency, over the course of the first two months of 2000, the Company streamlined its operations to 86 employees, 27 of which were sales staff and 59 were operation staff. At December 31, 1999, there were 185 employees, 78 of which were sales staff and 107 were operations staff. As part of this streamlining effort, the Company has shifted the focus of its business primarily to wholesale mortgage banking, which relies upon mortgage loans introduced through independent mortgage bankers and brokers, from retail mortgage banking, which relies on mortgage loans placed by the Company's own loan officers. In 1998 and 1999, respectively, wholesale loans constituted approximately 43% and 50% of the dollar volume of loans originated by the Company, respectively. During the first three months of 2000, the Company estimates that approximately 85% of the dollar volume of loans it originated was attributable to wholesale business. To further improve cash flow, the Company temporarily halted the acquisition of residential rehabilitation properties and almost $9 million in rehabilitation properties have been sold to date in 2000, generating over $3 million in cash. The Company is seeking to sell approximately $7 million of such properties in the near future. As a result of the Company's efforts to streamline its operations and business focus, the Company has reduced its annualized expenses by approximately $3.3 million. Such reduction has assisted in maintaining adequate cash flow notwithstanding lower mortgage origination and professional expenses being incurred which have contributed to net losses expected to be reported for the first quarter of 2000. See "Item 1 - Business - Business Strategy" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

o Change in Warehouse Financing. The Company had credit lines (the "Existing Credit Lines") available aggregating $140 million with Chase Bank of Texas and PNC Bank and GMAC/RFC which lines were due to expire on December 24, 1999 and January 31, 2000, respectively. To replace the Existing Credit Lines, on November 11, 1999 the Company entered into agreement with Bank United to provide a total mortgage warehouse line of $120 million. Bank United committed to $40 million and the remaining line was to be syndicated to other banks. At December 21, 1999, the balances outstanding on mortgage lines were approximately $23 million at Bank United and an aggregate of approximately $25 million under the Existing Credit Lines. After the events of December 21, 1999, two additional banks expected to join the Bank United syndicate withdrew their verbal commitments. The events of December 21, 1999 constituted defaults under the Bank United credit line and the Existing Credit Lines due to cross default provisions. The Credit Line with Prudential was suspended and has since been paid in full. The Company negotiated forbearance arrangements and short-term extensions with Bank United and lenders of the other Existing Credit Lines. Such extensions are currently set to expire on May 31, 2000 in the case of GMAC/RFC and May 15, 2000 in the case of Chase Bank of Texas and PNC Bank and Bank United. On February 28, 2000 the Company entered into a $20 million warehouse line of credit from IMPAC Warehouse Lending Group, one of the institutional investors which purchases the Company's loans. The Company is seeking to obtain a new credit line or lines of approximately $15 million in addition to the $20 million IMPAC credit line. See "Item 1 - Business - Loan Funding and Borrowing Arrangements" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Business Strategy

     In the past year, PMCC's growth strategy included the following:

o increase the Company's wholesale mortgage origination business. This was accomplished in July 1999 when PMCC completed its acquisition of the assets of Prime Mortgage Investors, Inc. ("Prime") which provided the Company with three wholesale origination offices in Florida;

o expand the Company's retail mortgage origination business into other states. The Company had opened retail offices in Westchester, New York and Staten Island, New York in 1998 and followed this by opening branches in Phoenix, Arizona, Las Vegas, Nevada and Deerfield Beach, Florida in 1999.

o expand the Company's residential rehabilitation activities outside of New York City and Long Island, New York. This was accomplished by adding additional residential rehabilitation partners in New Jersey, Maryland and Arizona; and

o compete more effectively by utilizing the Internet to reach consumers directly, thereby substantially reducing sales and marketing expenses. PMCC's in-house technology along with the Prime acquisition allowed the Company to establish a web-site with a service and customer call center located in Houston, Texas in November 1999.


Due to the recent developments described above, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, many of the Company's growth initiatives were suspended or closed down completely in early 2000. The following actions were taken:

o staffing at the Company's Roslyn retail office and administrative offices was reduced from 86 employees to 45. In conjunction such reduction, the Company is currently negotiating to significantly reduce its office space in Roslyn by subleasing at least half its current premises. These reductions, while costing an estimated $300,000 in termination costs, are expected to result in annualized cost savings of almost $1.6 million;

o all retail branches opened during 1998 and 1999 were closed, along with one wholesale office acquired from Prime, resulting in a staff reduction of 36 employees. This included retail branches in potential high growth areas such as Las Vegas, Phoenix and Deerfield Beach which were in start-up situations and were incurring high expenses in relation to their current origination volume. It is expected that these actions will result in annualized cost savings to the Company of approximately $800,000, while closing these branches resulted in estimated closing and termination costs of $75,000;

o staffing at the Company's New Jersey and remaining Florida wholesale locations was reduced from 61 employees to 38, and the Florida locations have moved to more cost-efficient office locations. These reductions are expected to result to result in annualized cost savings of almost $600,000;

o the Company's web-site was temporary closed down as was the Internet call center in Houston. As a start-up operation, this area was incurring high expenses in relation to the current origination volume. It is expected that this action will result in annual savings of over $300,000;

o the Company temporarily halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as possible without incurring any losses on the sales. Assuming successful completion of proposed sales, this process is expected to bring into the Company a total of approximately $6 million in cash by the end of June 2000.

     It is  anticipated  that the Company  will  continue  to incur  significant losses in the first quarter of 2000 primarily as a result of unusual professional fees and bank charges along with expenses incurred in closing down certain branches. Based on the above actions taken by the Company, PMCC currently estimates that it must achieve a minimum of approximately $25 million per month in new mortgage originations beginning in the second quarter of 2000 to achieve break-even profitability. Although the Company anticipates maintaining at least that level of originations from its remaining wholesale and retail operations, there can be no assurance that such origination volume will be achieved, that expected cost savings will be realized or that such originations will be sufficient to restore profitability.

     At the same time the above actions are being taken, PMCC's business strategy is to stabilize and strengthen its remaining areas of business. The Company continues to believe that its broad range of mortgage alternatives for borrowers and its ability to promptly make decisions provides it with the opportunity to increase its business in the wholesale mortgage market. Prompt and consistent service to independent mortgage loan brokers who are sources of wholesale loan transactions is a key to the Company increasing its wholesale mortgage originations and establishes the basis for repeat business and referrals from these brokers. The Company plans to add new account executives in both New Jersey and Florida. It is anticipated that more than 80% of PMCC's mortgage originations in 2000 will be as a result of its wholesale operations.

     The Company also expects to reopen and expand its web-site to allow borrowers to directly match their credit profile to specific products and rates offered by the Company. The previous and future investment in Internet technology is anticipated to accelerate PMCC's move back into E-commerce and to enable the Company to expand its consumer-direct market. The centerpiece of this technology will be to the ability to allow consumers to process their own loans on-line with the support of the Company's call center as needed.

     The Company also expects to resume its residential rehabilitation activities and is exploring new financing sources. The Company believes that opportunities continue to exist to provide fee-based short-term funding for residential rehabilitation properties. In some cases, this funding would be provided to one of rehab partners with which the Company already does business, while in other cases, the Company may elect to work with companies with which it has not done business in the past. The Company views its residential rehabilitation activities as important sources of fee business and follow-on mortgage origination business.

     There can be no assurance as to the specific time-frame concerning when the Company will implement any elements of its business strategy, whether the Company will be successful in implementing this strategy or whether the implementation of this strategy will result in increased revenue or in net income to the Company.

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

o maintain underwriting standards. The Company's underwriting process is designed to thoroughly, expeditiously and efficiently review and underwrite each prospective loan and to insure that each loan can be sold to a third-party investor by conforming to its requirements. The Company employs six underwriters, with an average of twelve years of relevant mortgage loan experience to ensure that all originated loans satisfy the Company's underwriting criteria. Each loan is reviewed and approved by a senior underwriter. The Company believes that its experienced underwriting staff provides it with the infrastructure required to manage and sustain the Company's growth rate while maintaining the quality of loans originated;

o broaden product offerings. The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its customers who may be "retail" customers and brokers who are sources of wholesale loan originations. The Company successfully negotiates master commitments from its investors for special niche products that are only offered to a limited number of companies nationwide. The Company intends to continue to negotiate these specialized master commitments to allow the Company to offer exceptional niche products that are only offered to a limited amount of companies nationwide;

o continue delegated underwriting approval status. The Company seeks to provide a high level of service to its retail and wholesale accounts, by having internal authority to approve a large portion of the loans it sells. In addition to FNMA, FHA and jumbo loans, the Company has been delegated authority by certain institutional investors to approve many of the Company's niche products. The Company has provided training for its processors and underwriters to efficiently review each file for compliance with investor guidelines. The Company believes that its delegated authority to approve most loans provides it with a competitive advantage because it allows the Company to provide additional services to its borrowers and correspondents; and

o invest in information systems. In its continued effort to increase efficiency, the Company plans to upgrade its information systems in 2000. The Company intends to continue to look for ways to improve efficiencies through automation.

     The Company does not currently intend to engage in mortgage securitization activities.


Mortgage Products Offered

     The Company believes it is one of a small group of multi-state mortgage bankers that offer on a direct (or retail) basis a broad array of mortgage products to prime credit borrowers (i.e., a credit-rated borrower seeking a conventional or FHA/VA insured loan), and borrowers who are unable to qualify for conforming home mortgages. The Company's experience and expertise in numerous types of mortgage products also gives it the ability to originate a full range of mortgage products on a wholesale basis. This broad array of products allow most prospective borrowers to obtain a mortgage through the Company.

     The following are examples of the more than 200 mortgage programs offered to prime credit borrowers:

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

     FHA/VA Mortgages. The Company has been designated by the United States Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the Federal Housing Administration ("FHA") and as an automatic endorser of loans partially guaranteed by the Veterans Administration ("VA"), allowing the Company to offer so-called "FHA" or "VA" mortgages to qualified borrowers. Generally speaking, FHA and VA mortgages are available to borrowers with low/middle incomes and impaired credit classifications for properties within a specific price range (generally less than $220,000 for one-family residences or $281,000 for two-family residences located in the New York City metropolitan area). FHA and VA mortgages must be underwritten within specific governmental guidelines, which include income verification, borrower asset, borrower credit worthiness, property value and property condition. Because these guidelines require that borrowers seeking FHA or VA mortgages submit more extensive documentation and the Company perform a more detailed underwriting of the mortgage than prime credit mortgages, the Company's revenues from these mortgages are generally higher than a comparable sized mortgage for a prime credit borrower.

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the five years ended December 31, 1999.

                                                                  Years Ended December 31,
                                                                    ($ in thousands)

                                            1995             1996           1997                  1998              1999
                                            ----             ----           -------               ----              ----
Conventional Loans:
  Volume                                 $51,300          $75,400          $177,825           $359,143          $379,462
  Percentage of total volume                 73%              57%               57%                62%               68%
FHA/VA Loans:
  Volume                                 $19,400          $57,700           $75,060           $146,628          $167,153
  Percentage of total volume                 27%              43%               24%                25%               30%
Sub-Prime Loans
  Volume                                       *                *           $61,675            $76,645           $14,083
  Percentage of total volume                   *                *               19%                13%                2%
Total Loans:
  Volume                                 $70,700         $133,100          $314,560           $582,416          $560,698
  Number of Loans                            470              890             2,160              3,793             3,662
  Average Loan Size                         $150             $150              $146               $154              $153
------------
*For the referenced periods,  sub-prime loans represented less than five percent
of  the  Company's  loan   originations   and  are  included  in  the  Company's
conventional loans.


Operations

     Markets. The Company currently services mortgage customers in New York State (particularly in New York City and throughout Long Island), New Jersey and Florida through 4 offices. Additionally, the Company has mortgage banking licenses in 44 additional states. These offices allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners.

     Retail Mortgage Originations. The Company's typical retail customer is assigned to one of the Company's mortgage loan officers working at one of the Company's offices who spends approximately one hour interviewing the applicant about his/her mortgage borrowing needs and explaining the Company's mortgage product alternatives. Following this interview, the mortgage loan officer assists the customer in completing an application and gathering supporting documentation (a "loan file"). Once the loan file is submitted, a sales manager reviews the file to verify that the loan complies with a specific product that the Company can resell to institutional investors. The Company assigns a loan processor to review a loan file for completeness and requests missing documentation from the borrower. The Company's review of a loan file and the related underwriting process generally includes matters such as verification of an applicant's sources of down payment, review of an applicant's credit report from a credit reporting agency, receipt of a real estate appraisal, verification of the accuracy of the applicant's income and other information, and compliance with the Company's underwriting criteria and those of either FHA and/or institutional investors. The Company's review/underwriting process allows it to achieve efficiency and uniformity in processing, as well as quality control over all loans. In the case of prime and FHA/VA mortgages, the underwriting process occurs at the Company's offices in Roslyn Heights, New York and Union, New Jersey.

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

     As a retail mortgage originator, the Company performs all the tasks required in the loan origination process, thereby eliminating any intermediaries from the transaction. This permits the Company to maximize fee income and to be a low cost provider of mortgage loans. The Company believes that this structure provides it with a competitive advantage over mortgage brokers, who must outsource a significant portion of the loan origination process, and over banks, which usually have greater overhead expenses than the Company. In addition, handling the entire loan origination process in-house leads to effective quality control and better communication among the various personnel involved.

     Wholesale Mortgage Operations. Wholesale mortgage originations are the responsibility of the Company's wholesale division, which solicits referrals of borrowers from a network of independent mortgage bankers and brokers located throughout New York, New Jersey and Florida. In wholesale originations, these mortgage bankers and brokers deal directly with the borrowers by assisting the borrower in collecting all necessary documents and information for a complete loan application, and serving as a liaison to the borrower throughout the lending process. The mortgage banker or broker submits this fully processed loan application to the Company for underwriting determination.

     The Company reviews the application of a wholesale originated mortgage with the same underwriting standards and procedures used for retail loans, issues a written commitment, and upon satisfaction of all lending conditions, closes the mortgage with a Company-retained attorney or closing agent who is responsible for completing the transaction as if it were a retail originated loan. Mortgages originated from the wholesale division are sold to institutional investors similar to those that purchase loans originated from the Company's retail operation.

     Because mortgage brokers may submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to an application as quickly as possible. Since the Company has been delegated authority from institutional investors to approve most loans, the Company generally issues an underwriting decision within 24 to 48 hours of receipt of a file.

     The Company has approved approximately 650 independent mortgage bankers and brokers and works with of these on a regular basis. The Company conducts due diligence on potential mortgage bankers and brokers, including verifying financial statements of the company and credit checks of principals, business references provided by the bankers or brokers and verifying through the banking department that the mortgage banker or broker is in good standing. Once approved, the Company requires that each mortgage banker or broker sign an agreement of purchase and sale in which the mortgage banker or broker makes representations and warranties governing both the mechanics of doing business with the Company and the quality of the loan submissions. In addition, the Company regularly reviews the performance of loans originated through mortgage bankers and brokers.

     Through the wholesale division, the Company can increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations because brokers conduct their own marketing and employ their own personnel to attract customers, to assist the borrower in completing the loan application and to maintain contact with borrowers.

     Residential Rehabilitation Activities. In September 1996, the Company commenced a program of providing short-term fee-based funding to several rehab partners with specialized expertise in the acquisition, rehabilitation and resale of vacant one-to-four family residential properties in New York City and Long Island, New York. These properties are generally offered to the rehab partners by banks or other mortgage companies that have acquired title and possession through a foreclosure proceeding. The Company's process of providing this short-term funding commences when a rehab partner submits information about a property to the Company which the rehab partner believes meets the Company's rehabilitation financing criteria. If the Company agrees to fund the rehabilitation of the property, it will advance the purchase of the property at up to 70% of the appraised value. The Company generally does not fund properties when the purchase price of the property is greater than 70% of the appraised value. As security for providing these rehab partners with the funding to accomplish the purchase, residential rehabilitation and resale of the property, title to these properties is held by the Company. The Company's income from this activity is limited to the fees and interest charged in connection with providing the financing and not from any gain or loss on the sale of the property. The terms of these financing agreements with the rehab partners (the "Agent Agreement") provide that all risks relating to the ownership, marketing and resale of the property are borne by the rehab partners, including obtaining insurance on the property, maintaining the property and arranging for all aspects of offering and selling the property to potential buyers and renovating the property to the satisfaction of the buyer. The Agent Agreements also provide that the Company's fee, which averaged approximately $15,000 per property sold in 1999, is a priority payment after payment of the funds advanced by the Company, over any monies paid to the rehab partners. The rehab partners and their principals personally guaranty reimbursement of all costs and the total fee payable to the Company. The properties funded by the Company through the residential rehabilitation program are generally acquired at prices between $60,000 and $150,000 each, and the renovation/rehabilitation expenses (which are borne by the rehab partners) are usually between $10,000 and $30,000 per property. The period during which these properties are financed generally ranges from three to six months. For financial reporting purposes, because the Company holds title to these properties, revenues are recorded at the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the rehab partners.

     The Company's arrangement with these rehab partners is not exclusive, although the Company does encourage the rehab partners to provide the Company with a "first right" of funding each property that each rehab partner has identified. The Company has investigated each rehab partner and is satisfied that their financial condition and business reputation is acceptable. As the Company opens additional retail offices, it will consider funding residential rehabilitation properties in the areas served by such offices.

     The Company believes that its residential rehabilitation program serves as an additional source of mortgage originations since purchasers of such properties typically seek mortgage financings and are encouraged to submit applications to the Company. Approximately 90% of the buyers of such properties obtained mortgages originated by the Company. The process by which these mortgages were processed and underwritten was identical to the Company's procedures for reviewing and underwriting mortgages originated from retail or wholesale sources, and each of these mortgages was sold to third party investors in the normal course of the Company's business.

     As discussed above, the Company has temporarily halted the acquisition of residential rehabilitation properties and has accelerated the sale of existing properties to improve cash flow.

Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking and residential rehabilitation financing activities in large part through warehouse lines of credit, gestation agreements and its ability to continue to originate mortgage loans and provide residential rehabilitation financings is dependent on continued access to capital on acceptable terms. The warehouse facilities require the Company to repay the amount it borrows to fund a loan generally within 30 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. Until the loan is sold to an investor and repayment of the loan is made under the warehouse lines, the warehouse line provides that the funded loan is pledged to secure the Company's outstanding borrowings. The warehouse lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase")  and PNC Bank  ("PNC").  The Chase Line  provided a warehouse  line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and by Robert Friedman, the Company's former Chief Operating Officer, Secretary, Treasurer and Chairman of the Board of Directors. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC informed the Company that they had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The banks and PMCC are in the process of extending the Chase Line through May 15, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since December 24, 1999. The balance outstanding on the Chase Line was $51.2 million on November 8, 1999, $10.7 million on December 31, 1999 and $4.4 million on April 13, 2000. Interest payable on the Chase Line is variable based LIBOR plus 1.25% to 3.00% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. The RFC Line was set to expire on January 31, 2000. RFC had decided not to renew the warehouse line due to low usage as a result of the Company's exiting the sub-prime business and RFC's curtailment of their involvement in residential rehabilitation lending. RFC has agreed to continue to extend the line on a declining basis through a series of short term extensions, the most recent of which will expire on May 31, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since January 31, 2000. The balance outstanding on the RFC Line was $2.2 million on December 31, 1999, $1.3 million on January 31, 2000 and $0.7 million on April 13, 2000. Interest payable on the RFC Line is variable based on LIBOR plus 1.35% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     To replace the expiring Chase Line, the Company entered into a one-year Mortgage Warehousing Loan and Security Agreement (the "Bank United Line") with Bank United, a federally chartered savings bank, as lending bank and agent. The Bank United Line provided a warehouse line of credit of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) for its mortgage originations and residential rehabilitation purchases. The Bank United Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Interest payable on the Bank United Line was variable based on LIBOR plus 1.50% to 3.00% based upon the underlying collateral.

     Due to the events relating to the Investigation, on December 22, 1999 Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. On March 1, 2000, Bank United agreed to an extension through March 31, 2000 on similar terms, with a reduction of the commitment from $20 million on March 13 to $13 million on March 31. Additional collateral held was returned in proportion to the reduction of the amount committed. On April 1, 2000, Bank United agreed to an extension on similar terms with a reduction of the commitment to $7 million through April 30, 2000. On April 25, 2000, Bank United agreed to a verbal extension on similar terms through May 15, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since January 2000. The balance outstanding on the Bank United Line was $22.9 million on December 22, 1999, $31.0 million on December 31, 1999 and $5.5 million on April 13, 2000.

     To replace a portion of the Bank United Line, on February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $6.9 million on April 13, 2000.

     The Company supplemented its warehouse facilities through a gestation agreement with Prudential Securities Corp. (the "Gestation Agreement"), which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $30 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the warehouse facilities and committed to be sold to institutional investors. The Gestation Agreement does not have an expiration date but is terminable by either party upon written notice. Interest payable under the Gestation Agreement was variable based on LIBOR plus 0.0% to 1.00% based upon the underlying collateral. Due to the events regarding the Investigation, on December 22, 1999 Prudential suspended funding new loans under the agreement. At December 31, 1999, the balance due was $4.3 million. As of March 21, 2000, all loans funded under the Gestation Agreement have been sold to the final investors. The Company believes that other financial institutions provide similar gestation lines of credit.

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines is 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. The total outstanding under these lines at December 31, 1999 was $2.3 million. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses.

     From time to time, the Company had borrowed funds from a corporation owned by Robert Friedman. As of December 31, 1998, $1.2 million remained outstanding, all of which was secured by a mortgage against certain residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property was sold, proceeds were used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year. This loan was repaid in full during February 1999 and no further borrowings were made or are anticipated from this source.

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


Quality Control

     In accordance with HUD regulations, the Company is required to perform quality control reviews of its FHA mortgage originations. The Company's quality control department examines branch offices and approximately 10% of all conventional mortgage originations and 30% of all FHA mortgage originations for compliance with federal and state lending standards, which may involve reverifying employment and bank information and obtaining separate credit reports and property appraisals. Quality control reports are submitted to senior management monthly.

     As a result of the Investigation and the subsequent internal investigation by Dorsey & Whitney (See " Recent Developments" and "Item 3 - Legal Proceedings"), PMCC has instituted additional quality control procedures to bolster the integrity of its loan underwriting process. The cornerstone of these new measures is a 100% review of all prospective loan applicants that are underwritten under any government program prior to closing. PMCC's quality control department "reunderwrites" each prospective loan application, which entails a reverification of all the pertinent creditworthiness information provided by the prospective borrower before the scheduled closing and a thorough review of the Residential Appraiser Report. Reverification includes a thorough review of all gifts received by the borrower that contribute to the down payment, including documentation from the gift giver, an executed IRS Form 4506 to verify accuracy and validity of income stated on the application and verification of employment 24 hours prior to closing the loan. Additionally, the Board of Directors has decided that it will be necessary to create the office of Vice President, Regulatory Compliance. This position will have dual reporting responsibility to the Chief Executive Officer and the Audit Committee of the Board of Directors. This position will be responsible for designing and implementing a new quality control program and will be required to submit a written compliance report bi-annually to the Audit Committee for review and action as necessary.


Marketing and Sales

     The Company has developed numerous marketing programs at both the corporate and the branch office level. These programs include, among others, public relations, promotional materials customized for consumers and real estate professionals, collateral materials supporting particular product promotions, educational seminars, trade shows, and sponsoring or promoting other special events. The Company also conducts seminars in conjunction with other real estate professionals targeting potential home buyers. The Company is active with local boards of realtors, Better Business Bureaus and the Builders Association of America. All of the Company's loan representatives support these activities with extensive personal contact.


Competition

     The mortgage banking industry is highly competitive in the states where the Company conducts business. The Company's competitors include financial institutions, such as other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

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


Year 2000 Compliance

     PMCC had planned for and addressed the Year 2000 ("Y2000") issue to ensure it would be able to continue to perform its critical functions. The Company's information technology infrastructure was evaluated for the Y2000 compliance. The Company has contacted the vendors of its information systems and has been informed that these systems were Y2000 compliant. The Company's workstations and fileservers were substantially Y2000 compliant and those workstations that were not Y2000 compliant were replaced during 1999. The cost to modify the Company's information technology infrastructure was not material to its financial condition or results of operations. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. Even though the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could have been materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

     Upon the turn of the millennium and subsequent thereto, the Company did not experience any significant systems malfunctions related to the Y2000 issue. Additionally, the Company did not experience any Y2000 issues with any other businesses that it relied upon to provide services to the Company. Although the Company does not anticipate any future systems malfunctions related to the Y2000 issue, procedures are in place to continuously monitor all critical systems to ensure that any potential Y2000 issue that arises is corrected with minimal or no disruption to the Company's operation.

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

     These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status by the banking regulators of the various state governments where the Company operates, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions by federal and state governmental agencies. As discussed elsewhere in this report, on December 21, 1999 the Company's then President and a loan officer were charged with allowing false qualifications to be included in applications for FHA-backed mortgage loans in connection with the Investigation. See "- Recent Developments" and "Item 3 - Legal Proceedings."

     As described above, in connection with the Investigation, the Company has implemented additional quality control procedures to safeguard against similar occurrences in the future. Although the Company believes that it has systems and procedures to insure compliance with these requirements and believes that it is currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations or that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance substantially more difficult or expensive. In the event that the Company is unable to comply with such laws or regulations, its business, prospects, financial condition and results of operations may be materially adversely affected.

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


Employees

     As of April 13, 2000, the Company has 86 employees, substantially all of whom are employed full-time. Of these, 41 are employed at the Company's Roslyn Heights, New York headquarters, and 45 are employed at the Company's other offices. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

     The Company's executive and administrative offices are located at Three Expressway Plaza, Roslyn Heights, New York, where the Company leases approximately 23,000 square feet of office space at an annual rent of approximately $475,000. The lease expires in April 2005. In conjunction with the reduction of its operations, the Company is currently negotiating to significantly reduce this office space by subleasing at least half its current premises.

     The Company leases office space in Union, New Jersey pursuant to a lease that expires on February 28, 2002 with annual rent of $61,762.

     The Company leases office space in Deerfield Beach, Florida pursuant to a lease assignment that expires on October 31, 2002 with annual rent of $56,400. The Company leases office space in Coral Gables, Florida pursuant to a month to month lease with monthly rent of $9,300. The Company is presently negotiating a permanent lease for less office space at that location and expects to enter into a new lease agreement by June 1, 2000.

     The Company leases office space in Houston, Texas pursuant to a lease that expires on September 30, 2004 with annual rent of $34,000. The Company has closed this branch and is seeking a sublease agreement for the entire space through the end of the lease.

     The Company leases 3,000 square feet of general office space in Hauppauge, New York pursuant to a lease that expires on June 2002 at an average annual rent of approximately $40,000. The Company has closed this branch and has obtained a sublease agreement for the entire space through the end of the lease at the cost of its annual commitment.

     In all other locations where PMCC had opened and subsequently closed branches, the Company did not enter into any long term lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

     The U.S. Attorney's Office for the Eastern District of New York ("U.S. Attorney") is conducting an investigation (the "Investigation") into the allegations asserted in a criminal complaint against Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company, and a loan officer formerly employed by the Company. On December 21, 1999, agents of the Office of Inspector General for HUD executed search and arrest warrants at the Roslyn offices of the Company. The warrants were issued on the basis of a federal criminal complaint ("Complaint"), which charged that Ronald Friedman and the loan officer knowingly and intentionally made, uttered or published false statements in connection with loans to be insured by HUD.

     In response to the allegations against the loan officer and Friedman, the Company engaged the legal services of Dorsey & Whitney LLP to conduct an internal investigation into the alleged misconduct and to prepare a report discussing the findings of the internal investigation. As part of this internal investigation, the Company worked closely and in cooperation with HUD and the U.S. Attorney. In addition, key employees, including loan officers, loan processors, underwriters and managers, were interviewed. An audit also was conducted of over one-third of all 1999 FHA loans in order to assess whether the files comported with the HUD guidelines for FHA loans.

     A preliminary report detailing Dorsey & Whitney's investigation and findings was presented to the Company's Board of Directors on April 12, 2000. A written report was issued on April 14, 2000. The report concludes that while there appears to be support for the allegations leveled at the loan officer, there is no evidence that the misconduct alleged in the complaint was systemic at the Company. Rather, the findings support the conclusion that the alleged misconduct was an isolated occurrence, not an institutional practice. The available evidence did not permit Dorsey & Whitney to reach a definitive conclusion concerning the charges pending against Ronald Friedman. The investigation, comprised of interviews with PMCC employees and an extensive review of mortgage loan files, revealed no independent evidence tending to support the allegations against Friedman contained in the criminal complaint.

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates less than 7% of its current loan volume through FHA products.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 annual meeting of stockholders was held in Old Westbury, New York on September 30, 1999. 2,497,127 shares of Common Stock, or 67% of outstanding shares, were represented in person or by proxy. The following matters were voted on:

1. The following two Class I directors were elected to three-year terms expiring in 2002:

                                NUMBER OF SHARES

                                      FOR               AGAINST
                                      ---               -------

        Joel L. Gold               2,497,127               0

        Stanley Kreitman           2,497,127               0

2. The approval of KPMG,  LLP as independent  accountants  for fiscal year 1999:
2,497,127 shares voted in favor; 0 shares voted against; and 0 shares abstained.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. The Common Stock is listed on the American Stock Exchange (the "Amex") under the symbol "PFC". On December 22, 1999, following the Company's announcement concerning the Investigation as described in "Item 1 - Business - Recent Developments" of this Report, the Amex suspended trading in the Common Stock. The Amex began reviewing the listing eligibility of the Common Stock. Among the issues on which the Amex review has focused is whether the Company's management has engaged in operations which in the opinion of the Amex are contrary to the public interest, as well as the Company's financial condition and ability to continue to originate and sell loans. The Company has furnished requested information to the Amex and, in connection with the Amex review process, the Company met with the Amex staff on March 7, 2000 to present information in support of continued listing. Although the Company believes that it meets the Amex listing criteria, there can be no assurance that the trading suspension will be lifted or that the Common Stock will not be removed from listing. Any delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, a delisting could adversely affect the ability of broker-dealers to sell the Common Stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price.

The following table sets forth the closing high and low bid prices for the Common Stock for the fiscal period indicated.

1998                                          High                  Low
----                                          ----                  ---
1st Quarter...........................       $9.00                 $7.00
2nd Quarter...........................        8.875                 7.50

3rd Quarter...........................        7.75                  5.75
4th Quarter...........................        8.125                 6.125

1999                                          High                  Low
----                                          ----                  ---
1st Quarter...........................       $8.50                 $6.375
2nd Quarter...........................        8.00                  6.25
3rd Quarter...........................        9.25                  6.75
4th Quarter (through December 21).....        7.625                 3.75


     The closing per share bid price of the Common Stock as reported by the American Stock Exchange on December 21, 1999, the last full day the Company's stock was traded, was $3.75. As of December 21, 1999, the Company had 12 shareholders of record and approximately 1,100 beneficial shareholders.

     On February 18, 1998, the Company  completed an initial public  offering of
1.25 million shares of Common Stock at a price of $9.00 per share. After paying the costs of this offering of approximately $2.1 million, the Company received approximately $9.2 million. The Company used these net proceeds (a) to increase its warehouse lines of credit, (b) to increase its purchase and rehabilitation of residential rehabilitation properties, (c) to fund an S Corp distribution of $1 million to existing shareholders, (d) to purchase computers and equipment,
(e) to increase its mortgage originations, and (f) for general working capital purposes.


Dividend Policy

To date, the Company has not paid a dividend on its Common Stock. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company currently intends to retain future earnings for use in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                                            At or for the Years Ended December 31,
                                          ----------------- -------------- ---------------- -------------- --------------
                                                1995            1996            1997            1998           1999
                                          ----------------- -------------- ---------------- -------------- --------------
                                                                       ($ in thousands, except per share data)
Revenues                                            $3,315        $11,676          $39,364        $58,646        $52,577
Net income                                             196          1,034            3,701          1,938        (1,914)
Pro forma net income1                                                 517            2,150          2,709
Pro forma net income per share -
diluted2                                                             0.21             0.84           0.75         (0.51)


Operating Data:

Mortgage loans originated:
Conventional                                        51,300         75,400          177,825        359,143        379,462
FHA/VA                                              19,400         57,700           75,060        146,628        167,153
Sub Prime3                                               -              -           61,675         76,645         14,083
                                          ------------------------------------------------------------------------------
                                                    70,700        133,100          314,560        582,416        560,698
                                          ==============================================================================
Number of loans originated                             470            890            2,160          3,793          3,662
Average principal balance per loan                    $150           $150             $146           $154           $153
originated

Consolidated Balance Sheet Data:

Receivable from sales of loans                      $1,357         $9,038          $35,131        $20,789        $ 4,300
Mortgage loans held for sale, net                    5,537          2,875           18,610         67,677         36,666
Residential rehabilitation properties                    -          3,246           11,584         16,492         15,190
Total assets                                         8,232         17,153           68,427        112,809         63,798
Borrowings                                           6,476         14,198           59,410         94,674         50,584
Shareholders' equity                                 1,114          1,878            4,809         13,033         11,293

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Years Ended December 31, 1999 and 1998

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                                           Years Ended December 31,
                                                                          ---------------------- ----- ----------------------
                                                                                  1999                         1998
                                                                          ----------------------       ----------------------

Sales of residential rehabilitation properties                                      $35,960,124                  $35,731,990
Gains on sales of mortgage loans, net                                                11,949,550                   17,233,729
Interest earned                                                                       4,666,844                    5,680,700
                                                                          ----------------------       ----------------------
Total revenues                                                                      $52,576,518                  $58,646,419
                                                                          ======================       ======================

     Revenue from the sale of residential rehabilitation properties increased $0.3 million, or 1%, to $36.0 million for the year ended December 31, 1999 from $35.7 million for the year ended December 31, 1998. This increase was primarily the result of the increase in the average sales price for properties sold, partly offset by a decrease in the number of residential rehabilitation properties sold. 216 properties were sold at an average price of $168 thousand for the year ended December 31, 1999 compared to 231 properties sold at an average price of $155 thousand for the year ended December 31, 1998. The revenue for the year ended December 31, 1999 was further reduced by a valuation reserve of $0.4 million on properties in hand at December 31, 1999 that were subsequently sold at losses as a result of the Company's need to raise cash in the first quarter of 2000.

     Gains on sales of mortgage loans decreased $5.3 million, or 31%, to $11.9 million for the year ended December 31, 1999 from $17.2 million for the year ended December 31, 1998. This decrease was due to a number of significant factors. An 81.6% decrease in sub-prime loan originations was partly offset by an 8.1% increase in conventional and FHA/VA loan originations. Overall mortgage loan originations were $561 million and $582 million for the years ended December 31, 1999 and 1998, respectively. In past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Replacing the sub-prime loan volume with conventional loans reduced gains by approximately $1.8 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. Also, due to a decrease in the mortgage loans outstanding and the pipeline of loans in process at December 31, 1999 compared to December 31, 1998, there was a decrease in deferred origination costs and an offsetting reduction of origination revenue of $1.4 million during the year ended December 31, 1999. This is compared to an increase in deferred costs of $1.6 million during the year ended December 31, 1998. The Company also contracted to sell delinquent and non-performing loans in the first quarter of 2000 in order to raise cash and pay down certain warehouse lines rather than continue to service these loans. This resulted in an increase in the reserve for the valuation of such loans of $0.5 million at December 31, 1999. Additionally, the events of December 1999 in relation to the Investigation caused the impairment of certain amounts due from some of the Company's institutional investors and other individuals, resulting in a reduction of over $0.5 million in gains on sales in the last quarter of 1999. The Company expects mortgage originations to decrease in 2000 and therefore believes its gains on sales of mortgage loans will also decrease in 2000.

     Interest earned decreased $1.0 million, or 18%, to $4.7 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. This decrease was primarily due to decreased mortgage originations for the year ended December 31, 1999 and a decrease in the amount of sub-prime mortgage originations that generally are at higher rates and are held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                     Years Ended December 31,
                                                                          ---------------------- ----- ------------------
                                                                                  1999                       1998
                                                                          ----------------------       ------------------
Cost of sales-residential rehabilitation properties                                 $33,084,179              $32,936,131
Compensation and benefits                                                            11,826,434               11,035,625
Interest expense                                                                      4,818,304                5,831,811
Other general and administrative                                                      5,969,821                4,252,127
                                                                          ----------------------       ------------------
Total expenses                                                                      $55,698,738              $54,055,694
                                                                          ======================       ==================

     Cost of sales - residential rehabilitation properties increased $0.2 million, or 0%, to $33.1 million for the year ended December 31, 1999 from $32.9 million for the year ended December 31, 1998. This change was the result of a higher cost per property sold partly offset by a fewer number of properties sold.

     Compensation and benefits increased $0.8 million, or 7%, to $11.8 million for the year ended December 31, 1999 from $11.0 million for the year ended December 31, 1998. This increase was primarily due to the expansion of the Company into new markets resulting in an increase in staff of over 60 employees, partly offset by a decrease in commissions resulting from decreased loan originations.

     Interest expense decreased $1.0 million, or 17%, to $4.8 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. This decrease was primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held for on the warehouse lines longer than conventional mortgage originations, partly offset by an increase in residential rehabilitation properties funded through the Company's warehouse facility.

     Other general and administrative expense increased $1.7 million, or 40%, to $6.0 million for the year ended December 31, 1999 from $4.3 million for the year ended December 31, 1998. This increase was primarily due to increased expenses incurred in connection with the growth in the operations of the Company due to the Prime acquisition, geographic expansion and developing and opening the Company's web-site and related call center. This led to increases especially in rent and facilities expense, telephone and marketing expenses and increased professional fees. Professional fees also increased as the result of SEC reporting requirements, new and amended warehouse facility agreements, the expansion of the Company's technological capabilities, the winding down of the sub-prime division and the events of December 1999 in relation to the Investigation and change of auditors.

     Although there can be no assurance thereof, the Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first quarter of 2000, total expenses for the year ended December 31, 2000 will decrease as compared to 1999 expenses. However, any such decrease is expected to be offset in part by professional fees and other expenses such as the amendment fees to warehouse lenders incurred particularly in the first quarter of 2000 as a result of the Investigation and related events.


Years Ended December 31, 1998 and 1997

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                                         Years Ended December 31,
                                                                          ---------------------------------------------------
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

     Interest earned increased $3.3 million, or 138%, to $5.7 million for the year ended December 31, 1998 from $2.4 million for the year ended December 31, 1997. This increase was primarily due to increased mortgage originations for the year ended December 31, 1998 and an increase in the amount of sub-prime mortgage originations, which generally are, held for sale longer than conventional mortgage originations.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                      Years Ended December 31,
                                                                          -----------------------------------------------
                                                                                  1998                       1997
                                                                          ----------------------       ------------------
Cost of sales-residential rehabilitation properties                                 $32,936,131              $23,621,193
Compensation and benefits                                                            11,035,625                6,995,104
Interest expense                                                                      5,831,811                2,745,610
Other general and administrative                                                      4,252,127                2,260,485
                                                                          ----------------------       ------------------
Total expenses                                                                      $54,055,694              $35,622,392
                                                                          ======================       ==================


     Cost of sales - residential rehabilitation properties increased $9.3 million, or 39%, to $32.9 million for the year ended December 31, 1998 from $23.6 million for the year ended December 31, 1997. This increase was primarily due to the increase in the number of properties purchased, rehabilitated and sold.

     Compensation and benefits increased $4.0 million, or 58%, to $11.0 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. This increase was primarily due to increased sales' salaries and commission that are based substantially on mortgage loan originations.

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


Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under its warehouse facilities, bank lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse facilities at December 31, 1999 was $48.1 million. Such borrowings declined to $17.5 million at April 13, 2000. The warehouse facilities are secured by the mortgage loans and residential rehabilitation properties funded with the proceeds of such borrowings.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC both had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The banks and PMCC are in the process of extending the Chase Line through May 15, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since December 24, 1999. The balance outstanding on the Chase Line was $51.2 million on November 8, 1999, $10.7 million on December 31, 1999 and $4.4 million on April 13, 2000. Interest payable on the Chase Line is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. The RFC Line was set to expire on January 31, 2000. RFC had decided not to renew the warehouse line due to low usage as a result of the Company's exiting the sub-prime business and RFC's curtailment of their involvement in residential rehabilitation lending. RFC has agreed to continue to extend the line on a declining basis through a series of short term extensions, the most recent of which will expire on May 31, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since January 31, 2000. The balance outstanding on the RFC Line was $2.2 million on December 31, 1999, $1.3 million on January 31, 2000 and $0.7 million on April 13, 2000. Interest payable on the RFC Line is variable based on LIBOR plus 1.35% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     To replace the expiring Chase Line, the Company entered into a one-year Mortgage Warehousing Loan and Security Agreement (the "Bank United Line") with Bank United, a federally chartered savings bank, as lending bank and agent. The Bank United Line provided a warehouse line of credit of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) for its mortgage originations and residential rehabilitation purchases. The Bank United Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Interest payable on the Bank United Line was variable based on LIBOR plus 1.50% to 2.50% based upon the underlying collateral.

     Due to the events relating to the Investigation, on December 22, 1999, Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. On March 1, 2000, Bank United agreed to an extension through March 31, 2000 on similar terms, with a reduction of the commitment from $20 million on March 13 to $13 million on March 31. Additional collateral held was returned in proportion to the reduction in the amount committed. On April 1, 2000, Bank United agreed to an extension on similar terms with a reduction of the commitment to $7 million through April 30, 2000. On April 25, 2000, Bank United agreed to a verbal extension on similar terms through May 15, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since January 2000. The balance outstanding on the Bank United Line was $22.9 million on December 22, 1999, $31.0 million on December 31, 1999 and $5.5 million on April 13, 2000.

     To replace a portion of the Bank United Line, on February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $6.9 million on April 13, 2000.

     To supplement the IMPAC Line, in March 2000, the Company applied for additional warehouse lines of credit totaling $15 million with two other financial institutions. There can be no assurance that such applications will be approved.

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. In order to maximize profits through hedging strategies, the additional lines applied for would be required.

     The Company supplemented its warehouse facilities through a gestation agreement with Prudential Securities Corp. (the "Gestation Agreement"), which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $30 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the Warehouse Facilities and committed to be sold to institutional investors. The Gestation Agreement does not have an expiration date but is terminable by either party upon written notice. Due to the events regarding the Investigation, on December 22, 1999 Prudential suspended funding new loans under the agreement. At December 31, 1999, the balance due was $4.3 million. As of March 21, 2000, all loans funded under the Gestation Agreement have been sold to the final investors. The Company believes that other financial institutions provide similar gestation lines of credit, although there can be no assurance that the Company will obtain a new gestation line of credit.

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines is 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. The total outstanding under these lines at December 31, 1999 was $2.3 million. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses.

     From time to time, the Company had borrowed funds from a corporation owned by Robert Friedman. As of December 31, 1998, $1.2 million remained outstanding, all of which was secured by a mortgage against certain residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property was sold, proceeds were used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year. This loan was repaid in full during February 1999 and no further borrowings were made or are anticipated from this source.

     The Company sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company. After the events of December 21, 1999 and the Investigation, all except two of the Company's primary institutional investors continued to purchase loans originated by the Company. The two investors who declined to continue have both indicated that this was a temporary suspension and had funded loans closed but not sold at the time of the suspensions. Conventional and government mortgage products normally sold to those investors continue to be offered by PMCC and have been sold to other investors offering the same products.

     Net cash provided by operations for the year ended December 31, 1999, was $42.2 million. The Company received cash from the $29.6 million decrease in mortgage loans held for sale and investment and $1.3 million net decrease in residential rehabilitation properties along with a $16.5 million decrease in receivables from sales of loans. The decrease in these assets allowed the Company to decrease borrowings under the warehouse facilities and the Gestation Agreement by $44.1 million.

     The Company had additional cash requirements in the first quarter of 2000 imposed by the increased capital requirements and Amendment Fees for it warehouse lines, the reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. In order to raise cash expediently, the Company sold residential rehabilitation properties in its portfolio at prices that reduced the contractual fees the Company normally received from the sales of those properties and in certain instances at a price less than the cost to PMCC. The Company also sold at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. Additionally, the Company closed new "start-up" retail branches opened in 1998 and 1999, closed the newly opened internet call center in Houston and reduced staffing at all remaining locations, resulting in estimated annualized cost savings of approximately $3.3 million. The Company believes that a greater emphasis on wholesale lending presents the Company with the ability to continue to offer consumers a broad range of products by the most cost-effective means. The Company's existing capital resources, including the funds from its $20 million committed warehouse facility with IMPAC and cash flow from its remaining operations, are expected be sufficient to fund its current mortgage banking operation during 2000. The Company believes that, if such applications are approved, the additional $15 million of warehouse lines for which the Company has applied would enable PMCC to hold loans in the warehouse longer, thereby permitting the Company to sell loans in bulk and to hedge its inventory of loans, resulting in potentially higher margins on loan sales.

     On February 18, 1998, the Company had completed an initial public offering of 1.25 million shares of Common Stock at a price of $9.00 per share. After paying the costs of this offering of approximately $2.1 million, the Company received approximately $9.2 million. The Company had used these net proceeds (a) to increase its warehouse lines of credit, (b) to increase its purchase and rehabilitation of residential rehabilitation properties, (c) to fund a distribution of $1 million to existing shareholders, (d) to purchase computers and equipment, (e) to increase its mortgage originations, and (f) for general working capital purposes.

Recent Accounting Pronouncements - SFAS 133 and SFAS 137

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by the publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 does not require restatement of prior periods. Management is currently assessing the impact of SFAS No. 133 on its financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest rate movements significantly impact PMCC's volume of closed loans. Interest rate movements represent the primary component of market risk to the Company. In a higher interest rate environment, borrower demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale in the secondary market, interest expense on our warehouse lines, the value of mortgage loans held for sale in the secondary market and ultimately the gain on the sale of those mortgage loans. In addition, in an increasing interest rate environment, the volume of mortgage loans that the Company originates declines.

     The Company originates mortgage loans and manages the market risk related to these loans by pre-selling them on a best efforts basis to the anticipated secondary market investors at the same time that the borrowers' interest rates are established. If the Company delivers mortgage loans within the time frames established by the secondary market investors, there is no interest rate risk exposure on those loans. However, if the loan closes but cannot be delivered within those time frames, and if interest rates increase, the Company may experience a reduced gain or may even incur a loss on the sale of the loan. In many of these cases, however, the cost can be passed on to the borrower in the form of an extension fee.

     Management uses hedging strategies to protect against the risk incurred with sales of mortgage loans in the secondary market when interest rates rise and fall. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase or decrease sharply and the Company expects to suffer a loss on the sale of those loans, the buying and selling of mortgage-backed securities will offset the loss. The Company analyzes the probability that a group of loans that have been originated will not close, and try to match purchases and sales of mortgage-backed securities to the amount expected will close.

     An effective hedging strategy is complex and no hedging strategy can completely eliminate risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans originated and closed. To the extent the two prices do not move in tandem, the hedging strategy may not work, and the Company may experience losses on sales of mortgage loans in the secondary market. The other key factor is whether the probability analysis properly estimates the number of loans that will actually close. To the extent that the Company's hedging strategy is unable to effectively match purchases and sales of mortgage-backed securities with the sale of the closed loans originated, the Company's gains on sales of mortgage loans will be reduced, or the Company will experience a net loss on those sales.

     During 1999, PMCC sold more than 70% of the loans closed through best effort commitments, which means there is no penalty if the loans do not close. Some loans, including sub-prime loans, are sold on a mandatory delivery basis. Selling on a mandatory delivery basis means the Company is required to sell the loans to a secondary market investor at an agreed upon price. This potentially generates greater revenue because secondary market investors are willing to pay more for a mandatory delivery commitment. However, it also exposes the Company to greater losses if the loans do not close. Generally, PMCC does not sell loans on a mandatory basis until the loans are closed, eliminating the risk of not closing the loan.

     The Company does not currently maintain a trading portfolio. As a result, there is no exposure to market risk as it relates to trading activities. The Company's loan portfolio is primarily held for sale. Accordingly, the Company must perform market valuations of the pipeline, the mortgage portfolio held for sale and the related sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, the interest rates of the Company's loan portfolio are measured against prevailing interest rates in the market.

     Because PMCC pre-sells mortgage loan commitments, the Company believes that a 1% increase or decrease in long-term interest rates would not have a significant adverse effect on earnings from interest rate sensitive assets. The Company pays off warehouse lines when the loans are sold in the secondary market. Because the loans are held in the warehouse lines for a short period of time, the Company does not expect to incur significant losses from an increase in interest rates on the warehouse lines.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Information responsive to this item concerning Registrant's recent change in independent auditors was previously reported in the Company's Current Report on Form 8-K dated February 28, 2000.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

             Name                   Age                                 Position
--------------------------------------------------------------------------------------------

Ronald Friedman                      35      President, Chief Executive Officer(leave of absence)
Stanley Kreitman                     68      Chairman of the Board of Directors
Andrew Soskin                        35      Interim President, Director
Keith S. Haffner                     52      Interim Chief Executive Officer,Secretary,Director
Stephen J. Mayer                     47      Executive Vice President & Chief Financial Officer
Joel L. Gold                         58      Director
------------------------

     In connection with the Investigation (See "Item 1 - Business - Recent Developments"), on December 29, 1999, Mr. Ronald Friedman resigned as a Director and Chairman of the Board and was granted a leave of absence as President and Chief Executive Officer. In his place, Stanley Kreitman, an outside director, was appointed Chairman of the Board, Andrew Soskin, the Company's Executive Vice President of Operations and Sales, was appointed interim President and Keith Haffner, the Company's Executive Vice President and a Director, was appointed interim Chief Executive Officer. Mr. Soskin was also elected to the Board to replace Mr. Friedman.

     Stanley Kreitman has been the Chairman of the Board of Directors since December 29, 1999 and a Director of the Company since February 23, 1998. Mr. Kreitman is a member of the Audit and Compensation Committees of the Board of Directors. Since March 1994, Mr. Kreitman has been Vice Chairman at Manhattan Associates, a merchant banking firm. From September 1975 through February 1994, Mr. Kreitman was President of United States Bancnote Corporation. Mr. Kreitman is Chairman of the Board of Trustees of New York Institute of Technology. He is currently a member of the Board of Directors of Porta Systems Corp., Medallion Funding Corp., and CCA Industries, Inc.

     Ronald Friedman, who has been the President and Chief Executive Officer of the Company since its inception, has taken a leave of absence from such positions commencing December 29,1999. He had been a Director of the Company since its inception and Chairman of the Board of Directors since September 7, 1999 until his resignation from the Board on December 29, 1999. From 1989 through 1991, Mr. Friedman was a senior mortgage consultant at ICI Mortgage Corporation. From 1987 through 1989, Mr. Friedman was a senior accountant at Touche Ross & Co., an accounting firm. He received a B.A. in Accounting from The George Washington University. Mr. Friedman has been a certified public accountant since 1989.

     Andrew Soskin has been interim President and a Director of PMCC since December 29, 1999 and Executive Vice President of Operations and Sales of PMCC Mortgage Corp. since its inception in 1989. He previously held sales positions at other mortgage banking institutions. Mr. Soskin is a graduate of the University of Maryland.

     Keith S. Haffner has been interim Chief Executive Officer of the Company since December 29,1999 and an Executive Vice President of the Company since 1996. Mr. Haffner has been a Director of the Company since September 7, 1999 and is member of the Compensation Committee of the Board of Directors. From 1994 through 1995, Mr. Haffner was Executive Vice President of Exchange Mortgage Corp. From 1986 through 1994, Mr. Haffner was Senior Vice President of Mortgage Production Administration at Midcoast Mortgage Corp. Prior to 1986, Mr. Haffner was employed at various positions with the Mortgage Bankers Association and with the Department of Housing and Urban Development. Mr. Haffner received his B.A. in Political Science in 1969 and a Masters in Public Administration in Urban Studies and Real Estate Finance in 1972 from American University.

     Stephen J. Mayer has been the Chief Financial Officer of the Company since September 1999 and Executive Vice President since December 1999. Prior to PMCC, Mr. Mayer was Vice President and Controller at Franklin Capital Corp., a publicly held investment company. From 1992 to 1994, he was the Vice President and Controller at MidCoast Mortgage Corporation, overseeing the accounting, cash management and reporting functions. From 1987 to 1992, Mr. Mayer was at Arbor National Mortgage, originally as Vice President - Finance, which included overseeing accounting, reporting and administration, and later as Vice President of Strategic Planning, which included acquisitions, expansion and business planning. From 1980 to 1987, Mr. Mayer held various financial management positions at Eastern States, a credit card processor. From 1974 to 1980, he was an auditor at Touche Ross & Co. Mr. Mayer received his BBA in Accounting from the University of Notre Dame in 1974 and is a Certified Public Accountant.

     Joel L. Gold has been a Director of the Company since February 23, 1998. Mr. Gold is a member of the Audit and Compensation Committees of the Board of Directors. Since December 1999, Mr. Gold has been Executive Vice President-Investment Banking at Berry-Shino Securities, Inc. From September 1997 to December 1999, Mr. Gold was Vice Chairman of Coleman and Company Securities, Inc. From April 1996 through September 1997, Mr. Gold was Executive Vice President and head of investment banking at L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, Mr. Gold was a managing director at Bear Stearns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera, Sterling Vision, Inc., and Life Medical Sciences. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

Compliance with Section 16 (a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively "the Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1999, the Company believes that all filing requirements applicable to the Reporting Persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (the "named executive officers"):

Summary Compensation Table

Name of Individual                         Annual Compensation                   Other Annual      Long Term Compensation
and Principal Position            Year           Salary           Bonus        Compensation (5)       Options Awarded
-----------------------------------------------------------------------------------------------------------------------------------
Ronald Friedman (1)               1999        $ 315,192         $  88,181             -                 200,000
On leave as Chief Executive       1998        $ 252,834         $ 103,247             -                    -
Officer and President
Former Director                   1997        $ 223,855              -                -                    -

Robert Friedman (2)               1999        $ 185,969         $  25,000             -                    -
Former Chairman of the            1998        $ 259,615         $  25,000             -                    -
Board, Chief Operating Officer,
Secretary and Treasurer           1997        $ 165,475              -                -                    -

Keith Haffner (3)                 1999        $ 123,723         $  65,250             -                    -
Interim Chief Executive           1998        $ 115,850         $  59,500             -                    -
Officer, Executive Vice
President, Secretary, Director    1997        $ 126,811         $  51,000             -                  31,250

Andrew Soskin  (4)                1999        $ 129,301              -            $304,526(6)            31,250
Interim President and Executive
   Vice President of Operations
   And Sales of PMCC Mortgage
   Corp., Director

     ------------------------------

(1) Mr. Ronald Friedman resigned from the Board of Directors and was granted a leave of absence as Chief Executive Officer and President on December 29, 1999.

(2) Mr. Robert Friedman, the father of Ronald Friedman, resigned as an officer and director of the Company on September 7, 1999.

(3) On December 29, 1999, Mr. Haffner became interim CEO upon the leave of absence by Mr. Ronald Friedman and assumed the vacancy on the Company's Board of Directors created by the resignation of Mr. Robert Friedman on September 7, 1999.

(4) Mr. Soskin became interim President on December 29, 1999 upon the leave of absence by Mr. Ronald Friedman and assumed the vacancy on the Company's Board of Directors created by the resignation of Mr. Ronald Friedman.

(5) Does not include S corporation distributions to shareholders described below.

(6)  Consists  of  $304,526  paid  to  Mr.  Soskin  for   commissions  for  loan
     origination volume.

Stock Options

     The following table contains information concerning options granted to the named executive officers:


                                               Option Grants in 1999

--------------------- --------------- ------------- ----------- ------------- ---------------------------------
                        Number of      % of Total                              Potential Realizable Value at
                          Shares       Options to                              Assumed Annual Rates of Stock
                        Underlying     Employees                               Price Appreciation for Option
        Name             Options       in Fiscal    Exercise     Expiration              Terms (2)
        ----                                                                             ---------
                       Granted (1)        Year        Price         Date
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------
                                                                                   5%               10%
                                                                                   --               ---
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------
Ronald Friedman          200,000         57.3%         $7.625       5/04        $421,329         $931,028
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------
Robert Friedman              -              -            -            -              -                -
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------
Andrew Soskin              31,250         9.0%         $7.625       5/09        $149,854         $379,759
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------
Keith Haffner                -              -            -            -              -                -
--------------------- --------------- ------------- ----------- ------------- -------------- ------------------

--------------

(1)  Each option is exercisable for one (1) share of Common Stock

(2) The potential realizable value set forth under the columns represent the difference between the stated option exercise price and the market value of the Common Stock based on certain assumed rates of stock price appreciation assuming that the options were exercised on their stated expiration date; the potential realizable values set forth do not take into account applicable tax and expense payments which may be associated with such option exercises. Actual realizable value, if any, will be dependent on the future price of the Common Stock on the actual date of exercise, which may be earlier than the stated expiration date. The 5% and 10% assumed annualized rates of stock price appreciation over the exercise period of the options used in the table above are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock on any date. There is no representation either expressed or implied that the stock price appreciation rates for the Common Stock assumed for purposes of this table will actually be achieved.


                                         Fiscal Year-End Option Values (1)

------------------------- ---------------------------------------------- ---------------------------------------------
                                      Number of Securities                           Value of Unexercised
                                     Underlying Unexercised                          In-The-Money Options
                                  Options at Fiscal Year-End (#)                      At Fiscal Year-End
------------------------- ---------------------------------------------- ---------------------------------------------
          Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Ronald Friedman                     -                   200,000                   $0                     $0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Robert Friedman                     -                      -                      $0                     $0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Andrew Soskin                       -                    31,250                   $0                     $0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Keith Haffner                    10,417                  20,833                   $0                     $0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

------------------

(1)The Fiscal Year-End Option Value is based on the closing per share bid price of $3.75 per share for the Company's Common Stock as reported by the American Stock Exchange on December 21, 1999, the last full day the Company's stock was traded prior to suspension of trading.


Distributions of Interest

     During each of the years ended December 31, 1997, 1998, and 1999, PMCC made S corporation distributions to stockholders in the aggregate amounts of, $769,000, $2.5 million and $277,000, respectively.

Director Compensation

     Directors who are employees of the Company receive no compensation, as such, for services as members of the Board. In 1999, directors who were not employees of the Company received options to purchase 5,000 shares of Common Stock and reimbursement of expenses incurred in connection with attending such meetings. Beginning January 1, 2000, Mr. Kreitman received $5,000 per month for service as Chairman of the Board and Mr. Gold received $1,000 for each meeting attended. In 2000, Mr. Kreitman and Mr. Gold are expected to be granted options to purchase 50,000 shares and 30,000 shares, respectively, of Common Stock of the Company.

Employment Agreements

     The Company has entered into an Employment Agreement with Ronald Friedman. The Employment Agreement's original term was to expire on December 31, 1999, unless sooner terminated for death, physical or mental incapacity or cause or terminated by either party with thirty (30) days' written notice. The Employment Agreement is automatically renewed for consecutive terms, unless cancelled at least one year prior to expiration of the existing term. Due to automatic renewals, the Employment Agreement is currently scheduled to expire on December 31, 2001, unless sooner terminated as provided above. Mr. Friedman was granted a paid leave of absence on December 29, 1999.

     The Employment Agreement provides that all of Ronald Friedman's business time be devoted to the Company. In addition, the Employment Agreement also contains: (i) non-competition provisions that preclude Ronald Friedman from competing with the Company for a period of two years from the date of the termination of his employment with the Company; (ii) non-disclosure and confidentiality provisions that all confidential information developed or made known during the term of employment shall be exclusive property of the Company; and (iii) non-interference provisions whereby, for a period of two years after his termination of employment with the Company, Ronald Friedman shall not interfere with the Company's relationship with its customers or employees.

     The Employment Agreement includes compensation plans for fiscal year 1999 whereby Ronald Friedman was to receive a salary of $250,000, and a cash bonus determined by the Board of Directors at its discretion. On June 2, 1999, Ronald Friedman's annual salary was increased by the Board of Directors to $350,000.

     The Company had an employment agreement with Mr. Robert Friedman on similar terms as Mr. Ronald Friedman's, except that Mr. Robert Friedman received an annual salary of $250,000. This employment agreement was terminated as of September 7, 1999 when Mr. Robert Friedman resigned as an officer and director of the Company.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Company consists of Messrs. Kreitman, Gold and Haffner. Prior to formation of such committee during 1999, the entire Board of Directors participated in deliberations concerning executive officer compensation. None of the members of the Compensation Committee or directors serving prior to the formation of such committee was, during fiscal 1999, an officer or employee of the Company or its subsidiary or had any relationship with the Company other than serving as a Director of the Company except for Ronald Friedman, Robert Friedman and Keith Haffner, who were also officers of the Company. As described in Item 13 below, Ronald Friedman's brother has an interest in a rehab partner with a subsidiary of the Company in the purchase and sale of rehabilitation properties. During the 1999 fiscal year, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership as of April 13, 2000 of the Common Stock of (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                    Amount and Nature of
    Name and Address of Beneficial Owner          Beneficial Ownership (1)                  Percentage
-----------------------------------------------------------------------------------------------------------------
Ronald Friedman (3)
c/o PMCC Financial Corp                                 1,955,667                              52.2%
     3 Expressway Plaza
     Roslyn Heights, NY 11577

Robert Friedman (2)                                       585,000                              16.67%
c/o PMCC Financial Corp
      3 Expressway Plaza
      Roslyn Heights, NY 11577

Andrew Soskin  (5)                                         10,417                                *
c/o PMCC Financial Corp
      3 Expressway Plaza
      Roslyn Heights, NY 11577

Keith S. Haffner (6)                                       22,033                                *
c/o PMCC Financial Corp
      3 Expressway Plaza
      Roslyn Heights, NY 11577

Joel L. Gold (4)                                           19,667                                *
c/o Berry-Shino Securities, Inc.
      425 Park Avenue,
      New York, NY 10022

Stanley Kreitman (7)                                        1,667                                *
c/o PMCC Financial Corp
      3 Expressway Plaza
      Roslyn Heights, NY 11577

All Directors and Officers as group                     2,009,451                              53.2%
   (6 Persons) (8)
-------------

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

(2) Excludes an aggregate of 40,000 shares owned by Robert Friedman's daughters, Donna Joyce and Suzanne Gordon, to which he disclaims beneficial ownership; and includes 287,500 shares held in the name of The Robert Friedman 1998 Grantor Retained Annuity Trust, of which Robert Friedman is the Trustee.

(3) Includes 600,000 shares held in the name of The Ronald Friedman 1997 Grantor Retained Annuity Trust, of which Ronald Friedman is the Trustee, and shares underlying options to purchase 66,667 shares of the Company's Common Stock.

(4) Includes shares underlying options to purchase 1,667 shares of the Company's Common Stock. Excludes 36,200 shares owned by Mr. Gold's spouse, Miriam Gold, to which he disclaims beneficial ownership.

(5) Includes shares underlying options to purchase 10,417 shares of the Company's Common Stock.

(6) Includes shares underlying options to purchase 20,833 shares of the Company's Common Stock.

(7) Includes shares underlying options to purchase 1,667 shares of the Company's Common Stock.

(8) Includes the 1,955,667 shares owned by Ronald Friedman who resigned as a director and Chairman of the Board of the Company and was granted a leave of absence as President and CEO of the Company on December 29, 1999.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1998, the Company borrowed from three affiliated corporations owned by Robert Friedman. The maximum borrowings from these affiliates were approximately $3.3 million. As of December 31, 1998 approximately $1.2 million remained outstanding, all of which is secured by mortgages against the residential properties in rehabilitation pursuant to a mortgage agreement. As the residential property is sold, the proceeds are used to repay the mortgage on the particular property. Interest payable pursuant to this agreement is 10% per year. This borrowing was repaid in full in March 1999.

     The Company has a note receivable in the amount of $216,329 due from Andrew Soskin, Interim President of PMCC. This note was made when Mr. Soskin was Executive Vice President of Sales and Operations for PMCC Mortgage Corp. and prior to his becoming an officer of the Company on December 29,1999. This note is non-interest bearing and has undefined repayment terms.

     Andrew Friedman, brother of Ronald Friedman, has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties through a subsidiary of PMCC. At December 31, 1999, the subsidiary owned $1.973 million of properties with outstanding borrowings on the Company's warehouse lines of $973 thousand relating to these properties.


ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                           Page No.

(a) The following documents are filed as part of this Report:

     1.   Index to Consolidated Financial Statements

          Report of Independent Public Accountants

          Report of Prior Independent Public Accountants

          Consolidated Statements of Financial Condition as of December 31, 1999
               and 1998

          Consolidated Statements of Operations for the years ended December 21, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997

          Consolidated  Statement  of  Shareholders'  Equity for the years ended
               December 31, 1999, 1998 and 1997

          Notesto  Consolidated   Financial   Statements  for  the  years  ended
               December 31, 1999, 1998 and 1997

     2.   Index to Financial Statement Schedules

          Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits

          The Exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in this report are listed in (c) below.

(b)      Reports on Form 8-K:

                  On December 22, 1999,  the Company  filed a report on Form 8-K dated December 21, 1999 attaching a press release  relating to matters  including an investigation by the U.S.  Department of
                  Housing  and  Urban  Development  and on  January  3, 2000 the
                  Company  filed a Report on Form 8-K dated  December  29,  1999 attaching  a  press  release  relating  to  matters  including interim  management  changes.  On March 6, 2000,  the  Company filed a Report on Form 8-K dated February 28, 2000 relating to a change in the Company's independent auditors.

(c)      The following exhibits are included in this report:

                  Exhibit
                  Number            Description
                  ------            -----------

                  3.1      --       Form of Certificate of Incorporation (1)

                  3.2      --       Form of By-Laws (1)

                  4.1      --       Form of Common Stock Certificate (1)

                  4.2      --       Form of Representatives' Warrant (1)

                  10.1     --       1997 Stock Option Plan (1)

                  10.2     --       Premier Stock Option Plan (1)

                  10.3     --       Form of Employment Agreement between the Company and Ronald Friedman (1)
                  10.4     --       Form of Employment Agreement between the Company and Robert Friedman (1)
                  10.5     --       Form of Contribution Agreement (1)
                  10.6     --       Form of Tax Indemnification Agreement (1)

                  10.8     --       Warehousing Credit and Security Agreement and Notes, dated June 17, 1997, by and among Premier Mortgage Corp. and RF Properties, PNC Mortgage Bank, N.A.
                                    and LaSalle National Bank (1)

                  10.9     --       Second Amendment to Warehouse Credit and Security Agreement and Notes, dated
                                    September 30, 1997 (1)

                  10.10    --       Mortgage Loan Purchase Agreement between Premier Mortgage Corp. and PNC
                                    Mortgage Securities Corp. (1)

                  10.11    --       Mortgage and Loan Agreement by and among RF Capital Corp., Min Capital Corp., and Hanover Hill Holsteins, Inc. and Premier Mortgage Corp. (1)

                  10.12    --       Form of Contractors Agreement (1)

                  10.13    --       Form of Stockholders' Agreement (1)

                  10.14    --       Fourth Amendment to Warehousing Credit and Security Agreement, dated December
                                    29, 1997. (1)

                  10.15    --       Fifth Amendment to Warehousing Credit and Security Agreement, dated December
                                    29, 1997. (1)

                  10.16    --       Third Amendment to Warehousing Credit and Security Agreement, dated December
                                    29, 1997. (1)

                  10.17    --       Sixth Amendment to Warehousing Credit and Security Agreement, dated December
                                    29, 1997. (1)

                  10.18    --       Financial Advisory Agreement (1)

                  10.19    --       Seventh Amendment to Warehousing Credit and Security Agreement, dated February
                                    2, 1998. (2)

                  10.20    --       Eighth Amendment to Warehousing Credit and Security Agreement, dated February
                                    20, 1998. (2)

                  10.21    --       Senior Secured Credit Agreement with Chase Bank of Texas, National
                                    Association. (3)

                  10.22    --       Mortgage Loan Purchase and Sale Agreement with Prudential Securities Realty
                                    Funding Corporation. (3)

                  10.23    --       August 1998 Amended and Restated Senior Secured Credit Agreement with Chase
                                    Bank of Texas, National Association and PNC Bank, N.A. (the "Chase/PNC Credit
                                    Agreement" (4)

                  10.24*   --       Mortgage Warehousing Loan and Security Agreement dated as of November 11, 1999 among the Company the Banks named therein and Bank United, as Agent (the "Bank
                                    United Agreement").

                  10.25*   --       Amendment No. 1, dated as of January 19, 2000, to the Bank United Agreement.

                  10.26*   --       Amendment No. 2, dated as of March1, 2000, to the Bank United
                                    Agreement.

                  10.27*   --       Amendment No. 3, dated as of April 1, 2000, to the Bank United
                                    Agreement.

                  10.28*   --       12/29 Amendment, dated as of December 24, 1999, to the Chase/PNC
                                    Credit Agreement.

                  10.29*   --       02/00 Amendment, dated as of February 29, 2000, to the Chase/PNC
                                    Credit Agreement.

                  10.30*   --       Warehousing Credit and Security Agreement dated as of October 30,
                                    1998 between Residential funding Corporation ("RFC") and the Company  (the
                                    "RFC Credit Agreement").

                  10.31*   --       Letter Agreements regarding extensions to RFC Credit Agreement dated
                                    October 10, 1999 and November 29, 1999.

                  10.32*   --       Letter Agreements regarding forbearance dated December 31, 1999,
                                    February 1, 2000, February 29, 2000 and April 10, 2000 between RFC and the
                                    Company relating to the RFC Credit Management

                  16.1     --       Letter re: Change in Certifying Accountants (5)

                  21.1     --       Subsidiaries of Registrant (1)

                  27.1     --       Financial Statement Schedule

(d)      Financial Statement Schedules: See (a) 2 above

------------------

*    To be filed by Amendment.

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-38783)

(2) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 10-K for the year ended December 31, 1997 filed on April 1, 1998

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 10-Q for the Quarter ended March 31, 1998 filed on May 15, 1998

(4) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 1998 filed on August 13, 1998

(5) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 8-K dated February 28, 2000 and filed on March 6, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2000

                              PMCC FINANCIAL CORP.


                              By:/s/ Andrew Soskin
                                 -----------------
                                 Andrew Soskin, Interim President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

               Signature                                           Title                                   Date
----------------------------------------- ------------------------------------------------------- ---------------------

                                            Interim President, Executive Vice President           April 27, 2000
           /s/ Andrew Soskin                 and Director
-----------------------------------------
                Andrew Soskin

          /s/Stanley Kreitman               Chairman of the Board of Directors                    April 27, 2000
-----------------------------------------
            Stanley Kreitman

                                            Interim  Chief  Executive  Officer,  Executive  Vice  April 27, 2000
            /s/Keith Haffner                President, Secretary and Director
-----------------------------------------
             Keith Haffner

                                            Executive   Vice   President  and  Chief   Financial  April 27, 2000
          /s/ Stephen J. Mayer              Officer (Principal Accounting Officer)
-----------------------------------------
            Stephen J. Mayer

            /s/ Joel L. Gold                Director                                              April 27, 2000
-----------------------------------------
              Joel L. Gold



                                       PMCC FINANCIAL CORP. AND SUBSIDIARIES

                                                       INDEX


                                                                                                            Page No.
                                                                                                            --------

Reports of Independent Auditors.........................................................                      1,2
Consolidated Financial Statements:
      Balance Sheets at December 31, 1999 and 1998......................................                       3
      Statements of Operations for the Years Ended December 31, 1999, 1998
      and 1997..........................................................................                       4
      Statements of Changes in Shareholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997..................................................                       5
      Statements of Cash Flows for the Years Ended December 31, 1999, 1998
      and 1997..........................................................................                       6
Notes to Consolidated Financial Statements..............................................                       8

                              PMCC FINANCIAL CORP.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Reports Thereon)

                          Independent Auditors' Report


The Board of Directors
PMCC Financial Corp.:


We have audited the accompanying consolidated statement of financial condition of PMCC Financial Corp. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of PMCC Financial Corp. and subsidiary as of December 31, 1998 and for each of the years in the two-year period then ended were audited by other auditors whose report dated March 23, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMCC Financial Corp. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Marcum & Kliegman LLP
Woodbury, New York
April 26, 2000

                          Independent Auditors' Report


The Board of Directors
PMCC Financial Corp.:


We have audited the accompanying consolidated statement of financial condition of PMCC Financial Corp. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMCC Financial Corp. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Melville, New York
March 23, 1999

                      PMCC FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998





          Assets                                              1999                  1998
          ------                                              ----                  ----

Cash and cash equivalents                            $        214,957      $      3,596,002
Restricted cash                                               500,000                     -
Receivable from sales of loans                              4,300,279            20,789,470
Mortgage loans held for sale, net                          36,666,397            67,676,679
Mortgage loans held for investment, net                     3,112,179             1,717,228
Accrued interest receivable                                   125,000               323,940
Other receivables, net                                      1,396,756               884,514
Residential rehabilitation properties, net                 15,189,753            16,491,514
Furniture, fixtures and equipment, net                      1,169,327               828,226
Prepaid expenses and other assets                             870,875               501,587
                                                     ----------------      ----------------
          Total assets                               $     63,545,523      $    112,809,160
                                                     ================      ================

          Liabilities and Shareholders' Equity

Liabilities:
 Notes payable-principally warehouse lines of credit $    50,584,370       $     94,673,739
 Due to affiliates                                                 -              1,187,998
 Accrued expenses and other liabilities                    1,531,374              2,363,149
 Deferred income taxes                                       333,000              1,274,000
 Distribution payable                                              -                277,700
                                                     ---------------       ----------------
          Total liabilities                               52,448,744             99,776,586
                                                     ---------------       ----------------

Commitments & contingencies - notes 9 and 11

Shareholders' equity:
 Common stock, $.01 par value; 40,000,000 shares
  authorized; 3,750,000 shares issued                        37,500                  37,500
 Additional paid-in capital                              10,917,283              10,846,033
 Retained earnings                                          396,467               2,310,687
 Treasury stock, 43,000 and 25,200 shares, at cost         (254,471)               (161,646)
                                                    ---------------        ----------------
          Total shareholders' equity                     11,096,779              13,032,574
                                                    ---------------        ----------------
          Total liabilities and shareholders' equity $   63,545,523        $    112,809,160
                                                    ===============        ================

See accompanying notes to consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997




                                                                  1999             1998            1997
                                                                  ----             ----            ----
Revenues:
 Sales of residential rehabilitation properties             $  35,960,124    $  35,731,990   $  25,136,099
 Gains on sales of mortgage loans, net                         11,949,550       17,233,729      11,844,108
 Interest earned                                                4,666,844        5,680,700       2,383,660
                                                            -------------    -------------   -------------
                                                               52,576,518       58,646,419      39,363,867
                                                            -------------    -------------   -------------
Expenses:
 Cost of sales, residential rehabilitation properties          33,084,179       32,936,131      23,621,193
 Compensation and benefits                                     11,826,434       11,035,625       6,995,104
 Interest expense                                               4,818,304        5,831,811       2,745,610
 Other general and administrative                               5,969,821        4,252,127       2,260,485
                                                            -------------    -------------   -------------
                                                               55,698,738       54,055,694      35,622,392
                                                            -------------    -------------   -------------
(Loss) income before income tax (benefit) expense              (3,122,220)       4,590,725       3,741,475

Income tax (benefit) expense                                   (1,208,000)       2,653,000          40,736
                                                            -------------    -------------   -------------
            Net (loss) income                               $  (1,914,220)   $   1,937,725   $   3,700,739
                                                            =============    =============   =============
Net (loss) per share of common stock-basic and diluted      $       (0.51)
                                                            =============
Weighted average number of shares and
 share equivalents outstanding - basic and diluted              3,723,965
                                                            =============
Unaudited pro forma information:
 Historical income before
  income tax expense                                                             4,590,725       3,741,475
 Adjustment to compensation expense for
  contractual increase in officers' salary                                               -         (97,000)
                                                                             -------------   -------------
Pro forma net income before
 income tax expense                                                              4,590,725       3,644,475
Provision for pro forma income taxes                                            (1,882,000)     (1,494,000)
                                                                             -------------   -------------
Pro forma net income                                                             2,708,725       2,150,475
                                                                             =============   =============
Pro forma net income per share
 of common stock - basic                                                     $        0.76   $        0.86
                                                                             =============   =============
Pro forma net income per share
 of common stock - diluted                                                   $        0.75   $        0.84
                                                                             =============   =============
Pro forma weighted average number of shares and
 share equivalents outstanding - basic                                           3,580,199       2,500,000
                                                                             =============   =============
Pro forma weighted average number of shares and
 share equivalents outstanding - diluted                                         3,624,872       2,570,377
                                                                             =============   =============

See accompanying notes to consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended December 31, 1999, 1998 and 1997






                                                       Additional
                                  Number of   Common     paid-in     Retained    Treasury
                                    shares     stock     capital     earnings     stock        Total
                                    ------     -----     -------     --------     -----        -----


Balance at December 31, 1996       2,500,000 $ 25,000  $  693,025   $1,159,529       -       $ 1,877,554

Net income                             -        -           -        3,700,739       -         3,700,739
Distributions                          -        -           -         (769,084)      -          (769,084)
                                   ---------------------------------------------------------------------
Balance at December 31, 1997       2,500,000   25,000     693,025    4,091,184       -         4,809,209

Issuance of common stock           1,250,000   12,500   9,170,825        -           -         9,183,325
Net income                             -        -           -        1,937,725       -         1,937,725
Reclassification of undistributed
   S corporation earnings              -        -         982,183     (982,183)      -             -
Treasury stock purchases               -        -           -            -      (161,646)      (161,646)
Distributions of S corporation
   earnings                            -        -           -       (2,736,039)      -       (2,736,039)
                                   --------------------------------------------------------------------
Balance at December 31, 1998       3,750,000   37,500  10,846,033    2,310,687  (161,646)    13,032,574
                                   --------------------------------------------------------------------
Net (loss)                             -        -           -       (1,914,220)      -       (1,914,220)
Treasury stock purchases               -        -           -            -       (92,825)       (92,825)
Amortization of warrants               -        -          71,250        -           -           71,250
                                   -------------------------------------------- -----------------------
Balance at December 31, 1999       3,750,000 $ 37,500 $10,917,283  $   396,467 $(254,471)  $ 11,096,779
                                   ====================================================================

See accompanying notes to consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                               1999            1998           1997
                                                               ----            ----           ----
Cash flows from operating activities:
 Net (loss) income                                     $   (1,914,220)  $   1,937,725   $   3,700,739
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Residential rehabilitation properties (exclusive
    of cash paid directly to/by independent
    contractors):
     Contractual fees received                             (2,875,945)     (2,795,859)     (1,514,906)
     Proceeds from sales of properties                     35,960,124      35,731,990      25,136,099
     Cost of properties acquired                          (31,782,418)    (37,843,372)    (31,959,105)
   Depreciation and amortization                              291,075         114,960          59,690
   Decrease (increase) in accrued interest receivable         198,940         (11,168)       (259,611)
   Decrease (increase) in receivable from sales
    of loans                                               16,489,191      14,341,387     (25,293,020)
   Decrease (increase) in mortgage loans
    held for sale and investment, net                      29,615,331     (50,784,338)    (15,734,669)
   Increase in other receivables                             (512,242)       (486,070)       (189,675)
   Increase in prepaid expenses and other assets             (338,324)       (110,288)       (216,878)
   (Decrease) increase in due to affiliates                (1,187,998)     (1,896,505)       2,322,842
   (Decrease) increase in accrued expenses
    and other liabilities                                    (831,775)      1,239,201          808,000
   (Decrease) increase in deferred taxes payable             (941,000)      1,274,000                -
                                                           -----------     -----------     ------------
       Net cash provided by (used in)
        operating activities                               42,170,739     (39,288,337)     (43,140,494)
                                                           ----------     ------------     ------------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment,
  net of dispositions                                       (341,890)        (656,473)        (136,466)
 Acquisition of Prime Mortgage assets                       (250,000)               -                -
 Principal repayments on mortgage loans
  held for investment                                              -                -          138,052
                                                            ---------        ---------        ---------
       Net cash (used in) provided by
        investing activities                                (591,890)        (656,473)           1,586
                                                            ---------        ---------        ---------

                                                                             (Continued)


                      PMCC FINANCIAL CORP. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997





                                                               1999            1998           1997
                                                               ----            ----           ----

Cash flows from financing activities:
 Distributions to shareholders, net of distribution
  payable                                              $     (277,700)  $  (2,458,339)  $    (769,084)
 Net (decrease) increase in notes payable-
  shareholder                                                       -        (293,163)         18,163
 Proceeds from issuance of common stock                             -       9,183,325               -
 Net (decrease) increase in notes payable-
  principally warehouse lines of credit                   (44,089,369)     35,557,230      45,193,446
 Increase in restricted cash                                 (500,000)              -               -
 Treasury stock purchased                                     (92,825)       (161,646)              -
                                                       ---------------  --------------   -------------
     Net cash (used in) provided by
       financing activities                               (44,959,894)     41,827,407      44,442,525

Net (decrease) increase in cash and cash equivalents       (3,381,045)      1,882,597       1,303,617

Cash and cash equivalents at beginning of year              3,596,002       1,713,405         409,788
                                                       ---------------  --------------  --------------
Cash and cash equivalents at end of year               $      214,957   $   3,596,002   $   1,713,405
                                                       ===============  ==============  ==============
Supplemental information:
 Cash paid during the year for:
  Interest                                             $    4,318,000   $   6,006,203   $   2,632,270
                                                       ===============  ==============  ==============
  Income taxes                                         $      504,647   $     542,188   $      52,736
                                                       ===============  ==============  ==============
 Loans transferred from held for sale to held for
  investment                                           $    1,394,951   $   1,717,228   $           -
                                                       ==============   =============   ==============

See accompanying notes to consolidated financial statements.

(1)  Organization and Summary of Significant Accounting Policies

     PMCC Financial Corp. (the "Company"), a Delaware corporation, was organized in 1998 to own the stock of PMCC Mortgage Corp. ("PMCC") (formerly Premier Mortgage Corp.) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial offering price of $9 per share. Prior to the IPO, the existing shareholders of PMCC contributed their stock to the Company in exchange for 2,500,000 shares of common stock of the Company (the "Reorganization"). Accordingly, the accompanying financial statements reflect the effect of the Reorganization retroactively to the beginning of 1996. The Reorganization was accounted for as a reorganization of entities under common control and, accordingly, retained earnings at the time of the Reorganization (representing undistributed S corporation earnings) were reclassified to additional paid-in capital.

     The Company is a mortgage banker operating primarily in New York, New Jersey and Florida. The Company's principal business activities are (i) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) the funding of the purchase, rehabilitation and resale of vacant residential real estate properties. Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

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

     (c) Cash and Cash Equivalents

          For the purposes of reporting cash flows, cash includes cash on hand and money market accounts with an original maturity of three months or less.

     (d) Receivables from Sales of Loans

          Receivables from the sales of loans represents proceeds due from investors for loan sales under the Gestation Line and transactions which closed on or prior to the statement of financial condition date.

     (e) Mortgage Loans Held for Sale

          Mortgage loans held for sale, net of any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost.

     (f) Mortgage Loans Held for Investment

          Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses of $685,000 at December 31, 1999 and $175,000 at December 31, 1998. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

     (g) Residential Rehabilitation Properties

          PMCC's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. The properties are acquired and marketed by various independent contractors ("rehab partners"), but funded by, and titled in the name of, one of the subsidiaries. The properties are generally offered to the rehab partners by banks, other mortgage companies, and government agencies that have acquired title and possession through a foreclosure proceeding. Upon sale, the subsidiaries receive an agreed upon fee plus reimbursement for any acquisition and renovation costs advanced. In the event the properties are not sold within an agreed-upon time period, generally within three to five months of acquisition, the subsidiaries are also entitled to receive an additional interest cost-to-carry. The Company records as revenue the gross sales price of these properties at such time the properties are sold to the ultimate purchasers and the Company records cost of sales equal to the difference between the gross sales price and the amount of its contracted income pursuant to its agreements with the rehab partners. The residential rehabilitation properties are carried at the lower of cost or fair value less cost to sell (as determined by independent appraisals of the properties). The agreements with the rehab partners contain cross collateralization provisions and personal guarantees that minimize the risks associated with changing economic conditions and failure of the rehab partners to perform.

     (h) Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation utilizing the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost less accumulated amortization. The Company provides for amortization utilizing the straight-line method over the life of the lease or the estimated useful lives of the assets, whichever is shorter.

     (i) Commitment Fees

          Commitment fees received, which arise from agreements with borrowers that obligate the Company to make a loan or to satisfy an obligation under a specified condition, are initially deferred and recognized as income as loans are delivered to investors, or when it is evident that the commitment will not be utilized.

     (j) Loan Origination Fees

          Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Net deferred origination costs were $1,105,000 and $2,504,000 at December 31, 1999 and 1998, respectively.

     (k) Income Taxes

          The Company accounts for income taxes under the liability method as required by SFAS No. 109. Prior to February 18, 1998, certain of PMCC's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's Reorganization and IPO, the S corporation elections were terminated and PMCC's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for periods after February 18, 1998. The provision for income taxes for the year ended December 31, 1998 includes a provision for deferred income taxes of $1,003,000 related to the temporary differences existing at the termination of the S corporation elections. Pro forma net income for the years ended December 31, 1998 and 1997 include pro forma income tax, as if the Company had been taxed as a C corporation throughout the periods.

     (l) Earnings Per Share Of Common Stock

          Basic earnings per share (EPS) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants at December 31, 1999. The additional number of shares included in the calculation of pro forma diluted EPS arising from outstanding dilutive stock options and warrants was 44,673 shares and 70,377 shares, respectively, for the years ended December 31, 1998 and 1997.

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

     (m) Recently Issued Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by the publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 does not require restatement of prior periods. Management is currently assessing the impact of SFAS No. 133 on its financial condition and results of operations.


(2)    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment and their related useful lives are summarized as follows at December 31:

                                              1999        1998    Life in years
                                          ------------  --------- -------------

Furniture and fixtures                    $  627,633    $ 599,023        7
Office equipment                             871,790      363,276        5
Leasehold improvements                       189,442      172,303        7
                                          ------------   ---------
                                           1,688,865     1,134,602

Accumulated depreciation and amortization   (519,538)     (306,376)
                                          ------------   ---------

Furniture, fixtures and equipment, net    $1,169,327     $ 828,226
                                          ============   =========

Depreciation and amortization expense related to furniture, fixtures and office equipment, included in other general and administrative expense in the consolidated statements of operations, amounted to $219,825, $114,960 and $59,690 in 1999, 1998 and 1997, respectively.

(3)    Notes Payable

       Notes payable consisted of the following at December 31:
                                                  1999                1998
                                             --------------     --------------

       Warehouse lines of credit             $   48,143,331     $  94,447,506
       Revolving lines of credit                  2,294,420                -
       Installment loan payable                     146,619           226,233
                                             ---------------    --------------
                                             $   50,584,370     $  94,673,739
                                             ===============    ==============

At December 31, 1999 and 1998, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company, of which $10.7 million was outstanding at December 31, 1999. The borrowings for residential rehabilitation properties under this line are guaranteed by Ronald Friedman and by Robert Friedman. After the line expired in August 1999, Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The banks and PMCC are in the process of extending the Chase Line through May 15, 2000. Interest payable is variable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. Interest rates ranged from 7.66% to 8.91% at December 31, 1999. The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties, of which $2.2 million was outstanding at December 31, 1999. After the line expired in January 2000, RFC agreed to continue to extend the line on a declining basis through a series of short term extensions, the most recent of which will expire on May 31, 2000. Interest payable is variable based on LIBOR plus 1.35% to 2.25% depending upon the underlying collateral. Interest rates ranged from 7.84% to 8.74% at December 31, 1999.

In November 1999, the Company entered into a one-year Mortgage Warehousing Loan and Security Agreement (the "Bank United Line") with Bank United, a federally chartered savings bank, that provided a warehouse line of credit of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) to the Company, of which $31.0 million was outstanding at December 31, 1999. Due to the events relating to the Investigation (see Note
11), on December 22, 1999 Bank United declared a default and suspended funding under the agreement. Bank United continued to fund new mortgage loans on a limited day to day basis with the personal guarantee of Ronald Friedman and additional cash collateral of $500,000. The interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. Interest rates ranged from 7.91% to 9.41% at December 31, 1999. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigations. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. Bank United has agreed to a series of one month extensions under similar terms and for an additional fee of $100,000 at declining commitment amounts. The most recent extension will expire on May 15, 2000.

On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice.

The Company supplemented its Warehouse Facilities through a gestation agreement (the "Gestation Agreement") that had a maximum limit of $30 million, of which $4.3 million was outstanding at December 31, 1999. The Gestation Agreement does not have an expiration date but is terminable by either party upon written notice. Interest payable under the Gestation Agreement was variable based on LIBOR plus 0% to 1.00% based upon the underlying collateral. Interest rates ranged from 6.40% to 7.47% at December 31, 1999. Due to the events regarding the Investigation, on December 22, 1999, funding of new loans under the agreement was suspended. As of March 21, 2000, all loans funded under the Gestation Agreement have been sold to the final investors.

During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million of which $2.3 million was outstanding at December 31, 1999. $1.2 million of this balance is guaranteed by Ronald Friedman. The credit lines have three year terms and the interest rate on these lines is 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities.

The installment loan is secured by certain furniture and equipment and is payable in monthly installments of $8,219, maturing in July 2001 with interest at 9.125%.

The Company had borrowed funds from a corporation owned by Robert Friedman, all of which was secured by a mortgage against certain residential properties in rehabilitation pursuant to a mortgage agreement. Interest payable pursuant to this agreement was 10% per year. This loan was repaid in full during February 1999.

 (4)   Income Taxes

The following summarizes the actual and unaudited pro forma (benefit) provisions for income taxes. Pro forma provisions are adjusted for income taxes that would have been paid had the Company filed income tax returns as taxable C corporation for the years ended December 31, 1998 and 1997.

                                                                     Years ended December 31
                                                              1999             1998            1997
                                                          -------------    -------------    ----------
              Actual income tax (benefit) provision:
                  Current:
                     Federal                          $       (249,000)    $  1,117,000      $     -
                     State and local                           (18,000)         262,000         40,736
                  Deferred (per note 1(k))                    (941,000)       1,274,000            -
                                                          --------------   -------------     ---------
                                                      $      (1,208,000)   $  2,653,000      $  40,736
                                                      ===================  -------------     ---------


              Pro forma income tax adjustments:
                  Federal                                                      (771,000)     1,239,000
                  State and local                                                   -          214,264
                                                                               ---------     ---------
                                                                               (771,000)     1,453,264

              Pro forma income tax provision                                 $1,882,000     $1,494,000
                                                                              ==========     ==========


The Company records a deferred tax liability for the tax effect of temporary differences between financial reporting and tax reporting. The tax effect of such temporary differences at December 31, 1999 consists of:


                                                    1999                 1998
                                                  ---------          -----------

              Deferred origination costs          $ 534,000         $ 1,193,000
              Reserves                             (628,000)           (176,000)
              Conversion of accounting method       236,000                 -
              Other, net                            191,000             257,000
                                                  ---------         -----------
                                                  $ 333,000         $ 1,274,000
                                                  =========          ==========

The (benefit) for income taxes for 1999 and the pro forma provision for income taxes for 1998 and 1997 differ from the amounts computed by applying federal statutory rates due to:

                                                                     Years ended December 31
                                                             1999              1998           1997
                                                        -------------     -------------   ------------

              Federal statutory rate of 34%             $  (1,062,000)    $  1,561,000    $ 1,272,000
              State income taxes, net of
                  federal benefit                            (219,000)         321,000        222,000
              Other, net                                       73,000             -              -
                                                        -------------     ------------    -----------

                                                        $  (1,208,000)    $  1,882,000    $ 1,494,000
                                                        ==============    ============    ===========


(5)    Non-cancelable Operating Leases

       The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire during the years 2000 to 2005, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

       The following schedule represents future minimum rental payments required under noncancelable operating leases for office space and equipment as of December 31, 1999:

                           Year ending December 31:
                               2000                              $       876,000
                               2001                                      846,000
                               2002                                      746,000
                               2003                                      698,000
                               2004                                      699,000
                               Thereafter                                167,000
                                                                  -------------

                           Total minimum payments required       $     4,032,000
                                                                   =============


     Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $710,000, $379,000 and $200,000, respectively.


(6)    Employee Benefits

       The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $71,000, $79,800 and $35,400 in 1999, 1998 and 1997, respectively.


(7)    Stock Option Plans

       The Company has two stock option plans under which 750,000 common shares have been reserved for issuance. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant.

       Option activity since the first plan was adopted in 1997 was as follows:

                                                                        Number        Weighted average
                                                                       of shares       exercise price
                                                                       ---------       --------------

                  Options outstanding at December 31, 1996                      -      $        -

                  Activity during 1997:
                      Granted                                             375,000            6.00
                      Expired                                                   -               -
                                                                          -------
                  Options outstanding at December 31, 1997                375,000            6.00

                  Activity during 1998:
                      Granted                                             337,600            7.68
                      Expired                                                   -               -
                      Forfeited                                          (238,750)           6.37
                                                                         --------
                  Options outstanding at December 31, 1998                473,850            7.01
                                                                      ===========         =======

                  Activity during 1999:
                      Granted                                             348,750            7.65
                      Expired                                                   -               -
                      Forfeited                                          (204,250)           7.09
                                                                          -------
                  Options outstanding at December 31, 1999                618,350            7.35
                                                                      ===========         =======

                  Options exercisable at December 31, 1999               103,533             7.36
                                                                      ==========             ====

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied the intrinsic value method of accounting, as described in "Accounting Principles Board Opinion No. 25", Accounting for Stock Issued to Employees, to its stock-based compensation. Accordingly, no compensation expense has been charged against income for stock option grants. Had compensation expense been determined based on the fair value at the 1997, 1998 and 1999 grant dates, consistent with the fair value methodology of SFAS No. 123, the Company's net income (loss) would have been $2,083,021, $2,460,421 and $(2,086,044), respectively, basic EPS would have been $0.69, $0.83 and $(0.56) for the years ended December 31, 1997, 1998 and 1999, respectively, and diluted EPS would have been $0.68 and $0.81 for the years ended December 31, 1997 and 1998, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in 1999 and 1998 are approximately $3.64 and $2.86 per share, respectively. The weighted average assumptions used in valuing the option grants for the years ended December 31, 1999 and 1998 are expected life of 5 years, interest rate of approximately 5.5% and 5.7%, respectively, and volatility (the measure by which the stock price has fluctuated and will be expected to fluctuate during the period) of 50% and 30%, respectively.

(8)    Related-Party Transactions

     In the normal course of business, advances were made by and to the Company with affiliates. At December 31, 1998, the Company had a net payable of $1,187,998, respectively, due to affiliates. In February 1999, the Company repaid the amount due in full. Such transactions are made on substantially the same terms and conditions, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated third parties. The interest rate on such transactions is 10% per annum.

     In conjunction with the Company's Reorganization and initial public offering, a portion of the undistributed S corporation earnings were distributed to the existing shareholders in the form of cash and the 10% promissory note payable in four equal quarterly installments, with the final installment due February 1999.

     The Company has a note receivable in the amount of $216,329 due from an officer of the Company. This note is non-interest bearing and has undefined repayment terms.

     A relative of Ronald Friedman, the Company's President and CEO currently on a leave of absence, has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At December 31, 1999, the subsidiary owned $1.973 million of properties with outstanding borrowings on the Company's warehouse lines of $973,000 relating to these properties.

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund approximately $47.1 million and $143.4 million of mortgage loans at December 31, 1999 and 1998, respectively. Of these commitments to fund, $9.9 million and $22.6 million, respectively relate to commitments to fund at locked-in rates and $37.2 million and $120.8 million, respectively relate to commitments to fund at floating rates. At December 31, 1999, the Company had $10 million of outstanding commitments to sell mortgage backed securities as a hedge against the locked-in rate commitments to borrowers.

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

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in the New York Metropolitan area and Florida.


(10) Disclosures About Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose the fair value of its on-and off-balance sheet financial instruments. A financial instrument is defined in SFAS No.107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. SFAS No.107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

     Mortgage loans held for investment - Fair value is based on management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved, or on sales price if committed to be sold.

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


(11) Commitments and Contingencies

     Litigation

     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the Company will not be affected materially by the outcome of such proceedings.

     The U.S. Attorney's Office for the Eastern District of New York ("U.S. Attorney") is conducting an investigation (the "Investigation") into the allegations asserted in a criminal complaint against Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company, and a loan officer formerly employed by the Company. On December 21, 1999, agents of the Office of the Inspector General for the United States Department of Housing and Urban Development ("HUD") executed search and arrest warrants at the Roslyn offices of the Company. The warrants were issued on the basis of a federal criminal complaint ("Complaint"), which charged that Ronald Friedman and the loan officer knowingly and intentionally made, uttered or published false statements in connection with loans to be insured by HUD.

     In response to the allegations against the loan officer and Friedman, the Company engaged the legal services of Dorsey & Whitney LLP to conduct an internal investigation into the alleged misconduct and to prepare a report discussing the findings of the internal investigation. As part of this internal investigation, the Company worked closely and in cooperation with HUD and the U.S. Attorney. In addition, key employees, including loan officers, loan processors, underwriters and managers, were interviewed. An audit also was conducted of over one-third of all 1999 FHA loans in order to assess whether the files comported with the HUD guidelines for FHA loans.

     A preliminary report detailing Dorsey & Whitney's investigation and findings was presented to the Company's Board of Directors on April 12, 2000. A written report was issued on April 14, 2000. The report concludes that while there appears to be support for the allegations leveled at the former loan officer, there is no evidence that the misconduct alleged in the complaint was systemic at the Company. Rather, the findings support the conclusion that the alleged misconduct was an isolated occurrence, not an institutional practice. The available evidence did not permit Dorsey & Whitney to reach a definitive conclusion concerning the charges pending against Ronald Friedman. The investigation, comprised of interviews with PMCC employees and an extensive review of mortgage loan files revealed no independent evidence tending to support the allegations against Friedman contained in the criminal complaint.

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates less than 7% of its current loan volume through FHA products.

     Employment Agreement

     The Company has entered into an Employment Agreement with Ronald Friedman. The Employment Agreement's original term was to expire on December 31, 1999, unless sooner terminated for death, physical or mental incapacity or cause or terminated by either party with thirty (30) days' written notice. The Employment Agreement is automatically renewed for consecutive terms, unless cancelled at least one year prior to expiration of the existing term. The Employment Agreement includes compensation plans for fiscal year 1999 whereby Mr. Friedman was to receive a salary of $250,000, and a cash bonus determined by the Board of Directors at its discretion. On June 2, 1999, Ronald Friedman's annual salary was increased by the Board of Directors to $350,000. Due to automatic renewals, Mr. Friedman's Employment Agreement is currently scheduled to expire on December 31, 2001, unless sooner terminated as provided above. Mr. Friedman was granted a paid leave of absence on December 29, 1999.

(12) Segment Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                                      Years Ended December 31,
                                                                                 1999           1998        1997
                                                                              ---------      ----------   -------

         Revenues:
             Residential rehabilitation properties                           $    35,960    $  35,732    $  25,136
             Mortgage banking                                                     16,617       22,914       14,228
                                                                              ----------     ---------    --------

                                                                             $    52,577    $  58,646    $  39,364
                                                                              ==========     =========    =========

         Less: (1)
             Expenses allocable to residential rehabilitation
                properties (cost of sales, interest expense and
                compensation and benefits)                                        35,386       34,718       24,331
             Expenses allocable to mortgage banking (all other)                   20,313       19,338       11,292
                                                                              ----------       -------     -------

                                                                             $    55,699    $  54,056    $  35,623
                                                                              ==========      ========     =======

         Operating profit:
             Residential rehabilitation properties                                   574        1,014          805
             Mortgage banking                                                     (3,696)       3,576        2,936
                                                                              -----------    ---------    ---------

                                                                             $    (3,122)   $   4,590    $   3,741
                                                                              ===========    =========    =========

         Identifiable assets:
             Residential rehabilitation properties                                15,190       16,492       11,584
             Mortgage banking                                                     48,356       96,317       56,843
                                                                              -----------    ---------    ---------

                                                                             $    63,546    $ 112,809    $  68,427
                                                                              ===========    =========    =========


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

     In December 1998 the Company entered into a Financial Advisory and Investment Banking Agreement with an investment bank under which the investment bank is to provide regular and customary consulting advice to the Company over an agreed period of time. In connection with this agreement, the Company sold to the investment bank, for a nominal consideration, warrants to purchase 125,000 shares of common stock at a price of $6.75 per share. These warrants are exercisable over a five-year period commencing December 1, 1999. The fair value of each warrant was estimated at the date of grant using the Black-Scholes option-pricing model at $1.14. Such fair value is being expensed by the Company over the agreed period of service of two years.

(14) Quarterly Financial Data (Unaudited)

     The following table is a summary of unaudited financial data by quarter for the years ended December 31, 1999 and 1998:

                                                                       1999
                                                 ------------------------------------------------
                                                    1st          2nd            3rd         4th
                                                  Quarter      Quarter        Quarter     Quarter
                                                       (in thousands, except per share data)

                  Revenues                       $  13,672    $  15,153    $  15,775     $  7,977
                  Expenses                          12,870       14,252       15,761       12,816
                  Net income (loss)                    473          532            8       (2,927)
                  Net income (loss)
                      per share                       0.13         0.14         0.00        (0.78)


                                                                       1998
                                                 ------------------------------------------------
                                                    1st          2nd            3rd         4th
                                                  Quarter      Quarter        Quarter     Quarter
                                                       (in thousands, except per share data)

                  Revenues                       $  12,158    $  13,673    $  15,848     $ 16,967
                  Expenses                          11,399       12,532       14,238       15,887
                  Pro forma net income (1)             448          673          950          637
                  Pro forma net income per
                      share (1)                       0.14         0.18         0.25         0.17


                  (1) Pro forma income and pro forma income per share based on pro forma provision for taxes.
