Form 10-Q
period 2000-03-31
PMCC FINANCIAL CORP
filed 2000-05-15
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  For the quarterly period ended March 31, 2000

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

         Yes       X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 8, 2000: 3,707,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                                     Page No
                                                                                     -------

Part I - Financial Information

Item 1.  Financial Statements:

          Consolidated Statements of Operations (Unaudited)                             3
                  Three Months Ended March 31, 2000 and 1999

          Consolidated Statements of Financial Condition (Unaudited)                    4
                  March 31, 2000 and December 31, 1999

          Consolidated Statements of Cash Flows (Unaudited)                             5
                  Three Months Ended March 31, 2000 and 1999

         Notes to  Consolidated Financial Statements (Unaudited)                        6-9


Item 2.  Management's Discussion and Analysis of Financial Condition                   10-18
         and Results of Operations

Part II -  Other Information                                                           19-20

Signatures                                                                              21

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2000              1999
                                                                          ----------------------
Revenues:
Sales of residential rehabilitation properties                          $9,922,201      $8,544,978
Gains on sale of mortgage loans, net                                     1,048,985       3,807,903
Interest earned                                                            570,886       1,319,435
                                                                        ----------       ---------
                                                                        11,542,072      13,672,316
Expenses:
Costs of sales, residential rehabilitation properties                    9,472,931       7,804,194
Compensation and benefits                                                1,891,804       2,730,631
Interest expense                                                           693,854       1,179,956
Expenses resulting from Investigation (Note 7)                           1,145,256            -
Other general and administrative                                         1,035,058       1,155,644
                                                                        ----------      ----------
                                                                        14,238,903      12,870,425


(Loss) income before income tax (benefit) expense                       (2,696,831)        801,891
Income tax (benefit) expense                                            (1,109,247)        329,000
                                                                        -----------        -------
         Net  (loss) income                                            $(1,587,584)       $472,891
                                                                       ============       ========


Net (loss) income per share of common stock-basic                           $(0.43)          $0.13
                                                                            ======           =====

Net (loss) income per share of common stock-diluted                         $(0.43)          $0.13
                                                                            =======          =====

Weighted average number of shares and
   share equivalents outstanding-basic                                   3,707,000       3,724,800
                                                                         =========       =========

Weighted average number of shares and
   share equivalents outstanding-diluted                                 3,707,000       3,756,571
                                                                         =========       =========


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                          Unaudited       Audited
                                                                          March 31,     December 31,
                                                                             2000           1999
                                                                             ----           ----
Assets
Cash and cash equivalents                                                  $549,105        $214,957
Restricted cash                                                             500,000         500,000
Receivable from sales of loans                                                  -         4,300,279
Mortgage loans held for sale, net                                        14,798,335      36,666,397
Mortgage loans held for investment, net                                   3,323,879       3,112,179
Accrued interest receivable                                                 125,000         125,000
Other receivables, net                                                    1,920,417       1,396,756
Residential rehabilitation properties, net                                7,414,997      15,189,753
Furniture, fixtures & equipment, net                                      1,104,886       1,169,327
Prepaid expenses and other assets                                         1,206,847         870,875
                                                                          ---------      ----------

Total assets                                                            $30,943,466     $63,545,523
                                                                        ===========     ===========


Liabilities and shareholders' equity Liabilities:
Notes payable-principally warehouse lines of credit                     $20,332,379     $50,584,370
Deferred income taxes                                                         -             333,000
Accrued expenses and other liabilities                                    1,084,079       1,531,374
                                                                          ---------       ---------

Total liabilities                                                        21,416,458      52,448,744
                                                                         ----------      ----------

Shareholders' equity
Common stock                                                                 37,500          37,500
Additional paid-in capital                                               10,935,096      10,917,283
Retained (deficit) earnings                                             (1,191,117)         396,467
Treasury stock                                                            (254,471)       (254,471)
                                                                          ---------       ---------
Total  shareholders' equity                                               9,527,008      11,096,779
                                                                          ---------      ----------

Total liabilities and shareholders' equity                              $30,943,466     $63,545,523
                                                                        ===========     ===========



See accompanying notes to unaudited consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                  2000               1999
                                                                                  -----------------------
Cash flows from operating activities:
Net  (loss) income                                                              $(1,587,584)          $472,891
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Residential  rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                               (449,270)         (740,784)
           Proceeds from sales of properties                                       9,922,201         8,544,978
           Costs of properties acquired                                          (1,698,175)       (9,278,538)
         Depreciation and amortization                                                90,611            61,032
         (Increase) decrease in interest and other receivables                     (523,661)            81,477
         Decrease in mortgage loans held for sale and investment, net             21,656,362        14,580,818
         Decrease in receivable from sales of loans                                4,300,279        16,257,489
         Increase in prepaid expenses and other assets                             (335,972)          (72,884)
         Decrease in deferred taxes payable                                        (333,000)         (213,000)
         (Decrease) increase in accrued expenses and other liabilities             (447,295)           143,344
                                                                                   ---------           -------
         Net cash provided by operating activities                                30,594,496        29,836,823
                                                                                  ----------        ----------

Cash flows from investing activities:
         Purchase of furniture and equipment                                         (8,357)          (32,788)
                                                                                     -------          --------
Net cash used in investing activities                                                (8,357)          (32,788)
                                                                                     -------          --------
Cash flows from financing activities:
         Net decrease in notes payable-warehouse lines of credit                (30,251,991)      (30,348,848)
               Net decrease in due to affiliates                                          --       (1,187,998)
               Distributions to S corporation shareholders                                --         (277,700)
                                                                                 -----------       ---------

Net cash used in financing activities                                           (30,251,991)      (31,814,546)
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 334,148       (2,010,511)

Cash and cash equivalents at beginning of period                                     214,957         3,596,002
                                                                                   ---------         ---------

Cash and cash equivalents at end of period                                          $549,105        $1,585,491
                                                                                    ========        ==========

Supplemental disclosures of cash flow  information:
         Cash paid during the period for:
           Interest                                                                 $970,048        $1,297,371
                                                                                    ========        ==========
           Income taxes                                                              $11,190           $55,000
                                                                                     =======           =======
                 Loans transferred from mortgage loans held for sale to
                    held for Investment, net                                        $322,100           $29,649
                                                                                    ========           =======




See accompanying notes to unaudited  consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The unaudited consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the consolidated statements of operations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


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

     At the time of the exchange, the Company agreed to make a cash distribution to its existing shareholders of $2.7 million which was equal to a portion of the Company's undistributed S corporation earnings. Approximately $1.9 million of this distribution was paid during the quarter ended March 31, 1999 of which $1 million was from the proceeds of the initial public offering. The balance of the distribution was paid in installments, including interest on the undistributed balance at 10% per annum, through February 18, 1999. The remaining undistributed subchapter S corporation earnings of approximately $1.0 million were reclassified from retained earnings to additional paid in capital.

3.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

4.   Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options and warrants was 0 shares and 93,335 shares, respectively, for the three months ended March 31, 2000 and 1999.

5.   Notes Payable

At March 31, 2000 and 1999, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

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

The expiration dates for the Company's warehouse lines of credit with Bank United and GMAC/RFC have been extended to May 31, 2000. The expiration dates for the Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is in the process of being extended to June 15, 2000. The Company anticipates paying down the entire facilities or renewing the extensions under similar terms and conditions as the extensions which have previously been granted. The total outstanding on these lines at May 11, 2000 is approximately $5.4 million.

6.   Related-Party Transactions

A relative of Ronald Friedman, the Company's President and CEO currently on a leave of absence, has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At March 31, 2000, the subsidiary owned $1.338 million of properties with outstanding borrowings on the Company's warehouse lines of $822,000 relating to these properties.

7.   Litigation

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

As a result of this investigation, the Company incurred $1.145 million of direct expenses for the three months ended March 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.


8.   Supplemental Information

                  The Company's  operations consist of two principal  activities
         (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):


                                                       (Unaudited)
                                                  Quarter Ended March 31,
                                                  -----------------------
                                                      2000        1999
                                                      ----        ----
Revenues:
   Residential rehabilitation properties           $  9,922    $  8,545
   Mortgage banking                                   1,620       5,127
                                                   --------    --------
                                                   $ 11,542    $ 13,672
                                                   ========    ========
Less: (1)
   Expenses allocable to residential rehabil-
     itation properties (cost of sales, interest
     expense and compensation and benefits)          10,119       8,265
   Expenses allocable to mortgage banking
      (all other)                                     4,120       4,605
                                                   --------    --------
                                                   $ 14,239    $ 12,870
                                                   ========    ========

Operating (Loss) Profit:
     Residential rehabilitation properties             (197)        280
     Mortgage banking                                (2,500)        522
                                                   --------    --------
                                                   $ (2,697)   $    802
                                                   ========    ========

         Identifiable   Assets  (at  March  31,  2000  and
            December  31,  1999, respectively):
              Residential rehabilitation properties           $  7,415 $  15,190
              Mortgage banking                                  23,528    48,356
                                                              -------- ---------
                                                               $30,943 $  63,546

(1) In managing its business, the Company does not allocate corporate expenses other than interest and compensation and benefits to its various activities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the outcome of governmental investigations and the effects thereof; (8) the Company's efforts to improve quality control; and other risks and uncertainties described in the Company's Annual Report on Form 10-K and in PMCC Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

General

Due to recent developments regarding the Investigation referred to in "Part II -
Item 1. Legal Proceedings" (which recent developments were described in more detail in the Company's Form 10-K for the year ended December 31, 1999), along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, many of the Company's growth initiatives were suspended or closed down completely in the quarter ended March 31, 2000. The following actions were taken:

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

o the Company's web-site was temporary closed down as was the Internet call center in Houston. As a start-up operation, this area was incurring high expenses in relation to the current origination volume. It is expected that this action will result in annualized savings of over $300,000;

o the Company temporarily halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as practicable. Assuming successful completion of proposed sales, this process is expected to bring into the Company a total of approximately $6 million in cash by the end of June 2000.

     At the same time the above actions are being taken, PMCC's business strategy is to stabilize and strengthen its remaining areas of business. The Company plans to add new account executives in both New Jersey and Florida. It is anticipated that more than 80% of mortgage loan applications taken by the Company in 2000 will be as a result of its wholesale operations. The Company also expects to reopen and expand its web-site to allow borrowers to directly match their credit profile to specific products and rates offered by the Company.

     The  Company  also  expects  to  resume  its   residential   rehabilitation
activities when condition are favorable and is exploring new financing sources.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                  Quarters Ended March 31,
                                                  ------------------------
                                                     2000          1999
                                                     ------------------

Sales of residential rehabilitation properties   $ 9,922,201   $ 8,544,978
Gains of sales of mortgage loans, net              1,048,985     3,807,903
Interest earned                                      570,886     1,319,435
                                                 -----------   -----------
Total revenues                                   $11,542,072   $13,672,316
                                                 ===========   ===========

     Revenues from the sale of residential rehabilitation properties increased $1.4 million, or 16%, to $9.9 million for the quarter ended March 31, 2000 from $8.5 million for the quarter ended March 31, 1999. The number of residential rehabilitation properties sold was 75 for the quarter ended March 31, 2000 compared to 52 for the quarter ended March 31, 1999. This increase was a result of the Company's initiative to sell completed properties on hand as quickly as practicable to enhance cash flow.

     Gains on sales of mortgage loans decreased $2.8 million, or 74%, to $1.0 million for the quarter ended March 31, 2000 from $3.8 million for the quarter ended March 31, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $59.5 million and $133.9 million for the quarters ended March 31, 2000 and 1999, respectively. This 56% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the quarter ended March 31, 2000, approximately 42% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 58% from its wholesale operations. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Replacing the sub-prime loan volume with conventional loans reduced gains by approximately $800,000 for the three-months ended March 31, 2000 compared to the three-months ended March 31, 1999.

     The following table summarizes the Company's mortgage originations (in millions):
             Quarters Ended March 31,
             ------------------------
                   2000       1999
                   ---------------

Conventional   $ 48,118   $ 88,734
FHA/VA           11,373     38,832
Subprime           --        6,334
               --------   --------
Total          $ 59,491   $133,900
               ========   ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned decreased $749,000, or 57%, to $571,000 for the quarter ended March 31, 2000 from $1.3 million for the quarter ended March 31, 1999. This decrease was primarily due to decreased mortgage originations for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 and sub prime mortgage originations which generally are at higher rates and are held for sale longer than conventional mortgage originations.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                          Quarters Ended March 31,
                                                          ------------------------
                                                            2000          1999
                                                            ----          ----

Cost of sales - residential rehabilitation properties   $ 9,472,931   $ 7,804,194
Compensation and benefits                                 1,891,804     2,730,631
Interest expense                                            693,854     1,179,956
Expenses resulting from Investigation                     1,145,256          --
Other general and administrative                          1,035,058     1,155,644
                                                        -----------   -----------
Total expenses                                          $14,238,903   $12,870,425
                                                        ===========   ===========


     Cost of sales - residential rehabilitation properties increased $1.7 million, or 22%, to $9.5 million for the quarter ended March 31, 2000 from $7.8 million for the quarter ended March 31, 1999. This increase was the result of the increase in the number of properties sold in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

     Compensation and benefits decreased $839,000, or 31%, to $1.9 million for the quarter ended March 31, 2000 from $2.7 million for the quarter ended March 31,1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 86 employees at March 31, 2000 from 155 at March 31, 1999.

     Interest expense decreased $486,000, or 41%, to $694,000 for the quarter ended March 31, 2000 from $1.2 million for the quarter ended March 31, 1999.
This   decrease  was
primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held on the warehouse lines longer than conventional mortgage originations along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     As a result of the Investigation, the Company incurred direct expenses of $1.1 million in the three-month period ended March 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     Other general and administrative expense decreased $121,000, or 10%, to $1.0 million for the quarter ended March 31, 2000 from $1.2 million for the quarter ended March 31, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first quarter of 2000, expenses will decrease. However, such decreases are expected to continue to be partially offset by professional fees and other expenses as a result of the Investigation and related events.

     The net loss of $1.5 million for the quarter ended March 31, 2000 was a decrease of $1.0 million or 211%, from the net income of $473,000 for the quarter ended March 31, 1999.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 2000 was $17.9 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The

Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC both had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short-term extensions. The banks and PMCC are in the process of extending the Chase Line through June 15, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since December 24, 1999. Interest payable on the Chase Line is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

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

     Due to the events relating to the Investigation, on December 22, 1999, Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28,

2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. On March 1, 2000, Bank United agreed to an extension through March 31, 2000 on similar terms, with a reduction of the commitment from $20 million on March 13 to $13 million on March 31. Additional collateral held was returned in proportion to the reduction in the amount committed. On April 1, 2000, Bank United agreed to an extension on similar terms with a reduction of the commitment to $7 million through April 30, 2000. On April 25, 2000, Bank United agreed to an extension on similar terms through May 15, 2000 and on May 9, 2000, the bank agreed to a verbal extension on similar terms through May 31, 2000, at which time the Company anticipates paying down the entire facility or renewing the extension under similar terms and conditions as the extensions granted since January 2000.

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

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. In order to maximize potential profits through hedging strategies, the additional lines applied for would be required.

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

     The Company had additional cash requirements in the first quarter of 2000 imposed by the increased capital requirements and Amendment Fees for it warehouse lines, the reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. In order to raise cash expediently, the Company sold residential rehabilitation properties in its portfolio at prices that reduced the contractual fees the Company normally received from the sales of those properties and in certain instances at a price less than the cost to PMCC. The Company also sold at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. Additionally, the Company closed new "start-up" retail branches opened in 1998 and 1999, closed the newly opened internet call center in Houston and reduced staffing at all remaining locations, resulting in estimated annualized cost savings of approximately $3.3 million. The Company believes that a greater emphasis on wholesale lending presents the Company with the ability to continue to offer consumers a broad range of products by the most cost-effective means. The Company's existing capital resources, including the funds from its $20 million committed warehouse facility with IMPAC and cash flow from its remaining operations, are expected to be sufficient to fund its current mortgage banking operation during 2000. The Company believes that, if such applications are approved, the additional $15 million of warehouse lines for which the Company has applied would enable PMCC to hold loans in the warehouse longer, thereby permitting the Company to sell loans in bulk and to hedge its inventory of loans, resulting in potentially higher margins on loan sales.

     Net cash provided by operations for the quarter ended March 31, 2000 was $30.6 million. The Company generated cash from the $29.5 million decrease in mortgage loans held for sale and receivable from sales of loans and by a $7.8 million net decrease in residential rehabilitation properties. The Company used cash to reduce borrowings under its warehouse lines of credit by $30.3 million.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

None.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates less than 7% of its current loan volume through FHA products

Item 2. Changes in Securities

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


                                   PMCC FINANCIAL CORP.
                                   (Registrant)



                                   By /s/ Andrew Soskin
                                      -----------------
                                   Andrew Soskin
                                   Interim President and Chief Executive Officer


                                   By /s/ Keith Haffner
                                      -----------------
                                   Keith Haffner
                                   Interim Chief Executive Officer


                                   By /s/ Stephen J. Mayer
                                      --------------------
                                      Stephen J. Mayer
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

Dated: May 12, 2000
  g                                     21