Form 10-Q
period 2000-06-30
PMCC FINANCIAL CORP
filed 2000-08-14
CIK 1048275

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Yes   X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 8, 2000: 3,707,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page No
                                                                         -------

Part I - Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Operations (Unaudited)
             Three Months Ended June 30, 2000 and 1999                       3
             Six Months Ended June 30, 2000 and 1999                         4

         Consolidated Statements of Financial Condition (Unaudited)          5
             June 30, 2000 and December 31, 1999

          Consolidated Statements of Cash Flows (Unaudited)                  6
             Six Months Ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements (Unaudited)             7-11


Item 2.  Management's Discussion and Analysis of Financial Condition       12-22
         and Results of Operations

Part II -  Other Information                                               23-24

Signatures                                                                    25

Exhibit Index

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                                2000              1999
                                                                                ----              ----
Revenues:
Sales of residential rehabilitation properties                            $  4,528,914    $ 10,037,429
Gains on sale of mortgage loans, net                                           563,448       4,078,815
Loss on sales of delinquent loans                                             (862,000)           --
Interest earned                                                                428,266       1,036,909
                                                                          ------------      ----------
                                                                             4,658,628      15,153,153
Expenses:
Costs of sales, residential rehabilitation properties                        4,715,422       9,151,254
Compensation and benefits                                                    1,458,754       2,874,131
Interest expense                                                               376,225       1,018,959
Expenses resulting from Investigation (Note 7)                                 345,644            --
Other general and administrative                                             1,050,707       1,207,836
                                                                          ------------      ----------
                                                                             7,946,752      14,252,180


(Loss) income before income tax (benefit) expense                           (3,288,124)        900,973
Income tax (benefit) expense                                                   (52,188)        369,000
                                                                          ------------      ----------
         Net  (loss) income                                               $ (3,235,936)   $    531,973
                                                                          ============    ============


Net (loss) income per share of common stock-basic                         $      (0.87)     $     0.14
                                                                          ============      ==========

Net (loss) income per share of common stock-diluted                       $      (0.87)     $     0.14
                                                                          ============      ==========

Weighted average number of shares and
   share equivalents outstanding-basic                                       3,707,000       3,724,800
                                                                             =========       =========

Weighted average number of shares and
   share equivalents outstanding-diluted                                     3,707,000       3,759,146
                                                                             =========       =========


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                               2000              1999
                                                                               ----              ----
Revenues:
Sales of residential rehabilitation properties                            $ 14,451,115    $ 18,582,407
Gains on sale of mortgage loans, net                                         1,650,433       7,886,718
Loss on sales of delinquent loans                                             (900,000)           --
Interest earned                                                                999,152       2,356,344
                                                                          ------------      ----------
                                                                            16,200,700      28,825,469
Expenses:
Costs of sales, residential rehabilitation properties                       14,188,353      16,955,448
Compensation and benefits                                                    3,350,558       5,604,762
Interest expense                                                             1,072,179       2,198,915
Expenses resulting from Investigation (Note 7)                               1,490,900            --
Other general and administrative                                             2,083,665       2,363,480
                                                                             ---------       ---------
                                                                            22,185,655      27,122,605
                                                                            ----------      ----------

(Loss) income before income tax (benefit) expense                           (5,984,955)      1,702,864
Income tax (benefit) expense                                                (1,161,435)        698,000
                                                                          ------------      ----------
         Net  (loss) income                                               $ (4,823,520)   $  1,004,864
                                                                          ============    ============

Net (loss) income per share of common stock-basic                         $      (1.30)     $     0.27
                                                                          ============      ==========

Net (loss) income per share of common stock-diluted                       $      (1.30)     $     0.27
                                                                          ============      ==========

Weighted average number of shares and
   share equivalents outstanding-basic                                       3,707,000       3,724,800
                                                                             =========       =========

Weighted average number of shares and
   share equivalents outstanding-diluted                                     3,707,000       3,759,146
                                                                             =========       =========


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                          Unaudited        Audited
                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                             ----            ----
Assets
Cash and cash equivalents                                               $     57,437    $    214,957
Restricted cash                                                                 --           500,000
Mortgage loans held for sale, net                                         14,739,138      36,666,397
Mortgage loans held for investment, net                                    1,225,229       3,112,179
Receivable from sales of loans                                                  --         4,300,279
Accrued interest and other receivables, net                                2,211,914       1,521,756
Residential rehabilitation properties, net                                 2,764,137      15,189,753
Furniture, fixtures & equipment, net                                       1,065,912       1,169,327
Prepaid expenses and other assets                                            847,819         870,875
                                                                        ------------      ----------

Total assets                                                            $ 22,911,586    $ 63,545,523
                                                                        ============    ============

Liabilities and shareholders' equity
Liabilities:
Notes payable-principally warehouse lines of credit                     $ 15,816,759    $ 50,584,370
Deferred income taxes                                                           --           333,000
Accrued expenses and other liabilities                                       785,941       1,531,374
                                                                        ------------      ----------

Total liabilities                                                         16,602,700      52,448,744
                                                                          ----------      ----------

Shareholders' equity
Common stock                                                                  37,500          37,500
Additional paid-in capital                                                10,952,910      10,917,283
Retained (deficit) earnings                                               (4,427,053)        396,467
Treasury stock                                                              (254,471)       (254,471)
                                                                            --------        --------

Total  shareholders' equity                                                6,308,886      11,096,779
                                                                           ---------      ----------

Total liabilities and shareholders' equity                              $ 22,911,586    $ 63,545,523
                                                                        ============    ============


See accompanying notes to unaudited consolidated financial

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        2000             1999
                                                                                        ----             ----
Cash flows from operating activities:
Net  (loss) income                                                                 $ (4,823,520)   $  1,004,864
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                                   (262,762)     (1,626,959)
           Proceeds from sales of properties                                         14,451,115      18,582,407
           Costs of properties acquired                                              (1,762,737)    (16,757,616)
         Depreciation and amortization                                                  180,741         124,675
         Increase in interest and other receivables                                    (690,158)       (585,785)
         Decrease in mortgage loans held for sale and investment, net                23,814,209      21,752,245
         Decrease in receivable from sales of loans                                   4,300,279      14,202,325
         Decrease (increase) in prepaid expenses and other assets                        23,056        (467,860)
         Decrease in deferred taxes payable                                            (333,000)       (307,000)
         (Decrease) increase in accrued expenses and other liabilities                 (745,433)        622,481
                                                                                       --------         -------

         Net cash provided by operating activities                                   34,151,790      36,543,777
                                                                                     ----------      ----------

Cash flows from investing activities:
         Purchase of furniture and equipment                                            (41,699)        (86,023)
                                                                                        -------         -------
Net cash used in investing activities                                                   (41,699)        (86,023)
                                                                                        -------         -------

Cash flows from financing activities:
         Net decrease in notes payable-warehouse lines of credit                    (34,767,611)    (35,073,774)
         Net decrease in restricted cash                                                500,000            --
         Net decrease in due to affiliates                                                 --        (1,187,998)
         Distributions to S corporation shareholders                                       --          (277,700)
                                                                                     ----------        --------

Net cash used in financing activities                                               (34,267,611)    (36,539,472)
                                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   (157,520)        (81,718)

Cash and cash equivalents at beginning of period                                        214,957       3,596,002
                                                                                        -------       ---------

Cash and cash equivalents at end of period                                         $     57,437    $  3,514,284
                                                                                   ============    ============
Supplemental disclosures of cash flow  information:
         Cash paid during the period for:
          Interest                                                                 $  1,758,115    $  2,270,757
                                                                                   ============    ============
          Income taxes                                                             $     11,190    $     55,000
                                                                                   ============    ============
          Loans transferred from mortgage loans held for sale to held for
           Investment, net                                                         $    470,100    $    290,737
                                                                                   ============    ============


See accompanying notes to unaudited  consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

          The unaudited consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the consolidated statements of operations. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

4.   Earnings Per Share of Common Stock

          Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options and warrants was 34,346 shares for both the three and six months ended June 30, 1999. There was no dilution for either the three months or six months ended June 30, 2000.

5.   Notes Payable

     At June 30, 2000 and 1999, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

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

     The Company's warehouse lines of credit with Bank United and GMAC/RFC were both paid in full in June 2000. The expiration dates for the Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is in the process of being extended to August 15, 2000. The Company anticipates paying down the entire facilities or renewing the extensions under similar terms and conditions as the extensions which have previously been granted. The total outstanding on this line at August 11, 2000 is approximately $1,243,000.

6.   Related-Party Transactions

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 17% of the Company's outstanding stock and the father of Ronald Friedman, the Company's President and CEO currently on a leave of absence. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns.

     A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At June 30, 2000, the subsidiary owned $760,100 of properties with outstanding borrowings on the Company's warehouse lines of $573,800 relating to these properties.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates approximately 7% of its current loan volume through FHA products.

     As a result of this investigation, the Company incurred $1.491 million and $346,000 of direct expenses for the six months and three months ended June 30, 2000, respectively. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

8.   Subsequent Event

     On August 2, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") is purchasing all 2,500,000 shares of PMCC held by Ronald and Robert Friedman in a private transaction. IBUI is an internet holding company that trades publicly under the symbol "IBUI" on the NASDAQ Bulletin Board.

9.   Supplemental Information

          The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                          (Unaudited)
                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2000        1999
                                                      ----        ----
Revenues:
   Residential rehabilitation properties           $ 14,451    $ 18,582
   Mortgage banking                                   1,750      10,243
                                                      -----      ------
                                                    $16,201   $  28,825
                                                    =======   =========
Less: (1)
   Expenses allocable to residential rehabil-
     itation properties (cost of sales, interest
     expense and compensation and benefits)          15,180      17,902
   Expenses allocable to mortgage banking
      (all other)                                     7,006       9,221
                                                      -----       -----
                                                    $22,186   $  27,123
                                                    =======   =========

Operating (Loss) Profit:
     Residential rehabilitation properties             (728)        680
     Mortgage banking                                (5,257)      1,022
                                                     ------       -----
                                                    $(5,985)  $   1,702
                                                    =======   =========

Identifiable Assets  (at June 30, 2000 and
     December 31, 1999, respectively):
     Residential rehabilitation properties          $ 2,764   $  16,294
     Mortgage banking                                20,148      61,332
                                                     ------      ------
                                                    $22,912   $  77,626
                                                    =======   =========

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

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

General

Due to recent developments regarding the Investigation referred to in "Part II -
Item 1. Legal Proceedings" (which recent developments were described in more detail in the Company's Form 10-K for the year ended December 31, 1999), along with a continuing significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, the Company continued to experience significant losses for the three months ended June 30, 2000. The following actions were taken:

     o staffing at the Company's Roslyn retail office and administrative offices, which was reduced in January 2000 from 86 employees to 45, was further reduced in June 2000 to 17. In conjunction such reduction, the Company has significantly reduced its office space in Roslyn by reducing its current premises by more than 50% effective September 2000. PMCC is also pursuing a sublease for approximately half its remaining space.

     o staffing at the Company's New Jersey and remaining Florida wholesale locations, which was reduced in January 2000 from 61 employees to 38 was further reduced in June 2000 to 31. The Florida locations have also moved to more cost-efficient office locations during the second quarter of 2000.

     o the Company continued its initiative to sell the completed residential rehabilitation properties on hand as quickly as practicable.

     At the same time the above actions are being taken, PMCC's business strategy is to stabilize and strengthen its remaining areas of business. The Company has added new account executives in both New Jersey and Florida. It is anticipated that more than 80% of mortgage loan applications taken by the Company in 2000 will be as a result of its wholesale operations.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                         2000            1999
                                                         ----            ----

Sales of residential rehabilitation properties     $  4,528,914      $10,037,429
Gains of sales of mortgage loans, net                   563,448        4,078,815
Loss on sales of delinquent loans                      (862,000)               -
Interest earned                                         428,266        1,036,909
                                                        -------        ---------
Total revenues                                     $  4,658,628      $15,153,153
                                                   ============      ===========

     Revenues from the sale of residential rehabilitation properties decreased $5.5 million, or 55%, to $4.5 million for the quarter ended June 30, 2000 from $10.0 million for the quarter ended June 30, 1999. The number of residential rehabilitation properties sold was 31 for the quarter ended June 30, 2000 compared to 64 for the quarter ended June 30, 1999. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation properties partly offset by the initiative to sell the completed properties on hand as quickly as practicable.

     Gains on sales of mortgage loans decreased $3.5 million, or 85%, to $563,000 for the quarter ended June 30, 2000 from $4.1 million for the quarter ended June 30, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $49.3 million and $144.4 million for the quarters ended June 30, 2000 and 1999, respectively. This 66% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the quarter ended June 30, 2000, approximately 27% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 73% from its wholesale operations, compared to 55% retail and 45% wholesale for the three months ended June 30, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $200,000 for the three-months ended June 30, 2000 compared to the three-months ended June 30, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the quarter ended June 30, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $370,000 in total compared to the three-months ended June 30, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Replacing the sub-prime loan volume with conventional loans reduced gains by approximately $200,000 for the three-months ended June 30, 2000 compared to the three-months ended June 30, 1999.

     The following table summarizes the Company's mortgage originations (in millions):

                               Quarters Ended June 30,
                               -----------------------
                                   2000       1999
                                   ----       ----
          Conventional          $ 45,729   $ 91,915
          FHA/VA                   3,607     48,581
          Subprime                  --        3,943
                                --------      -----

          Total                 $ 49,336   $144,439
                                ========   ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     The loss on sale of delinquent loans for the three months ended June 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first six months of 2000. These were imposed by increased capital requirements and Amendment Fees for warehouse lines, reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation.

     Interest earned decreased $609,000, or 59%, to $428,000 for the quarter ended June 30, 2000 from $1.0 million for the quarter ended June 30, 1999. This decrease was primarily due to decreased mortgage originations for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 and sub prime mortgage originations which generally are at higher rates and are held for sale longer than conventional mortgage originations.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                            2000         1999
                                                            ----         ----

Cost of sales - residential rehabilitation properties   $ 4,715,422  $ 9,151,254
Compensation and benefits                                 1,458,754    2,874,131
Interest expense                                            376,225    1,018,959
Expenses resulting from Investigation                       345,644         --
Other general and administrative                          1,050,707    1,207,836
                                                          ---------    ---------
Total expenses                                          $ 7,946,752  $14,252,180
                                                        ===========  ===========

     Cost of sales - residential rehabilitation properties decreased $4.5 million, or 49%, to $4.7 million for the quarter ended June 30, 2000 from $9.2 million for the quarter ended June 30, 1999. This decrease was the result of the decrease in the number of properties sold in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

     Compensation and benefits decreased $1.4 million, or 48%, to $1.4 million for the quarter ended June 30, 2000 from $2.9 million for the quarter ended June 30,1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 47 employees at June 30, 2000 from 172 at June 30, 1999.

     Interest expense decreased $643,000, or 63%, to $376,000 for the quarter ended June 30, 2000 from $1.0 million for the quarter ended June 30, 1999. This decrease was primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held on the warehouse lines longer than conventional mortgage originations along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     As a result of the Investigation, the Company incurred direct expenses of $346,000 for the three-month period ended June 30, 2000. These expenses primarily include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments and bonuses to Company employees.

     Other general and administrative expense decreased $157,000, or 13%, to $1.1 million for the quarter ended June 30, 2000 from $1.2 million for the quarter ended June 30, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first and second quarters of 2000, expenses will decrease.

     The net loss of $3.3 million for the quarter ended June 30, 2000 was a decrease of $3.8 million or 718%, from the net income of $532,000 for the quarter ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

General

Due to developments  regarding the Investigation  referred to in "Part II - Item
1. Legal Proceedings" (which recent developments were described in more detail in the Company's Form 10-K for the year ended December 31, 1999), along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, many of the Company's growth initiatives were suspended or closed down completely in the six months ended June 30, 2000. The following actions were taken:

     o staffing at the Company's Roslyn retail office and administrative offices was reduced from 86 employees to 45 in January 2000 and further reduced to 17 in June 2000. In conjunction such reduction, the Company has significantly reduced its office space in Roslyn by reducing its current premises by more than 50% effective September 2000. PMCC is also pursuing a sublease for approximately half its remaining space.

     o all retail branches opened during 1998 and 1999 were closed, along with one wholesale office acquired from Prime, resulting in a staff reduction of 36 employees. This included retail branches in potential high growth areas such as Las Vegas, Phoenix and Deerfield Beach which were in start-up situations and were incurring high expenses in relation to their current origination volume.

     o staffing at the Company's New Jersey and remaining Florida wholesale locations was reduced from 61 employees to 38 in January 2000 and to 31 in June 2000. The Florida locations have moved to more cost-efficient office locations.

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

     At the same time the above actions are being taken, PMCC's business strategy is to stabilize and strengthen its remaining areas of business. The Company has added new account executives in both New Jersey and Florida. It is anticipated that more than 80% of mortgage loan applications taken by the Company in 2000 will be as a result of its wholesale operations.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                     2000             1999
                                                     ----             ----

Sales of residential rehabilitation properties   $ 14,451,115    $ 18,582,407
Gains of sales of mortgage loans, net               1,650,433       7,886,718
Loss on sale of delinquent loans                     (900,000)          --
Interest earned                                       999,152       2,356,344
                                                 ------------    ------------
Total revenues                                   $ 16,200,700    $ 28,825,469
                                                 ============    ============

     Revenues from the sale of residential rehabilitation properties decreased $4.1 million, or 22%, to $14.5 million for the six months ended June 30, 2000 from $18.6 million for the six months ended June 30, 1999. The number of residential rehabilitation properties sold was 103 for the six months ended June 30, 2000 compared to 116 for the six months ended June 30, 1999. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation properties partly offset by the initiative to sell the completed properties on hand as quickly as practicable. Additionally, on certain properties sold, a discount was given from the original contract pricing in order to expedite the sale due to cash requirements.

     Gains on sales of mortgage loans decreased $6.2 million, or 78%, to $1.7 million for the six months ended June 30, 2000 from $7.9 million for the six months ended June 30, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $108.8 million and $279.3 million for the six months ended June 30, 2000 and 1999, respectively. This 61% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the six months ended June 30, 2000, approximately 35% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 65% from its wholesale operations, compared to 56% retail and 44% wholesale for the six months ended June 30, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $375,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the six months ended June 30, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $815,000 in total compared to the six months ended June 30, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Replacing the sub-prime loan volume with conventional loans reduced gains by approximately $1.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     The following table summarizes the Company's mortgage originations (in millions):

                              Six Months Ended June 30,
                              -------------------------
                                2000           1999
                                ----           ----
               Conventional   $ 93,847       $181,358
               FHA/VA           14,980         88,387
               Subprime           --            9,537
                              --------       --------
               Total          $108,827       $279,282
                              ========       ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     The loss on sale of delinquent loans for the six months ended June 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first six months of 2000. These were imposed by increased capital requirements and Amendment Fees for warehouse lines, reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation.

     Interest earned decreased $1.3 million, or 57%, to $1.0 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. This decrease was primarily due to decreased mortgage originations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 and sub prime mortgage originations which generally are at higher rates and are held for sale longer than conventional mortgage originations.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2000         1999
                                                           ----         ----

Cost of sales - residential rehabilitation properties   $14,188,353  $16,955,448
Compensation and benefits                                 3,350,558    5,604,762
Interest expense                                          1,072,179    2,198,915
Expenses resulting from Investigation                     1,490,900        --
Other general and administrative                          2,083,665    2,363,480
                                                          ---------    ---------
Total expenses                                          $22,185,655  $27,122,605
                                                        ===========  ===========

     Cost of sales - residential rehabilitation properties decreased $2.8 million, or 16%, to $14.2 million for the six months ended June 30, 2000 from $17.0 million for the six months ended June 30, 1999. This decrease was the result of the decrease in the number of properties sold in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Compensation and benefits decreased $2.2 million, or 39%, to $3.4 million for the six months ended June 30, 2000 from $5.6 million for the six months ended June 30,1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 47 employees at June 30, 2000 from 172 at June 30, 1999.

     Interest expense decreased $1.1 million, or 50%, to $1.1 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. This decrease was primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held on the warehouse lines longer than conventional mortgage originations along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     As a result of the Investigation, the Company incurred direct expenses of $1.5 million in the six month period ended June 30, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     Other general and administrative expense decreased $279,000, or 12%, to $2.1 million for the six months ended June 30, 2000 from $2.4 million for the six months ended June 30, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     Although there can be no assurance thereof, the Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first six months of 2000, expenses will decrease.

     The net loss of $4.8 million for the six months ended June 30, 2000 was a decrease of $5.8 million or 580%, from the net income of $1.0 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at June 30, 2000 was $15.8 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC both had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC had agreed to continue to extend the line on a specified declining basis through a series of short-term extensions through July 31, 2000. This line in the process of being extended to August 15, 2000. The balance remaining on this line of $1.3 million at July 31, 2000 relates entirely to the residential rehab portfolio. The Company anticipates paying down the entire facility either through sales of the underlying properties or by obtaining an alternate financing source no later than August 31, 2000. Interest payable on the Chase Line is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. The RFC Line was set to expire on January 31, 2000. RFC had decided not to renew the warehouse line due to low usage as a result of the Company's exiting the sub-prime business and RFC's curtailment of their involvement in residential rehabilitation lending. RFC had agreed to continue to extend the line on a declining basis through a series of short term extensions, the most recent of which expired on June 15, 2000, This line of credit was paid in full in June 2000.

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

     Due to the events relating to the Investigation, on December 22, 1999, Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. Beginning March 1, 2000, Bank United had agreed to continue to extend the line on a declining basis through a series of short term extensions, the most recent of which expired on June 15, 2000, This line of credit was paid in full in June 2000.

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

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. In order to maximize potential profits through hedging strategies, additional lines would be required and will be applied for.

     The Company had  additional  cash  requirements  in the first six months of
2000 imposed by the increased capital requirements and Amendment Fees for it warehouse lines, the reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. In order to raise cash expediently, the Company sold residential rehabilitation properties in its portfolio at prices that reduced the contractual fees the Company normally received from the sales of those properties and in certain instances at a price less than the cost to PMCC. The Company also sold at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. Additionally, the Company closed new "start-up" retail branches opened in 1998 and 1999, closed the newly opened internet call center in Houston and reduced staffing at all remaining locations. The Company believes that a greater emphasis on wholesale lending presents the Company with the ability to continue to offer consumers a broad range of products by the most cost-effective means. The Company's existing capital resources, including the funds from its $20 million committed warehouse facility with IMPAC and cash flow from its remaining operations, are expected to be sufficient to fund its current mortgage banking operation during 2000.

     Net cash provided by operations for the six months ended June 30, 2000 was $34.2 million. The Company generated cash from the $28.1 million decrease in mortgage loans held for sale and receivable from sales of loans and by a $12.9 million net decrease in residential rehabilitation properties. The Company used cash to reduce borrowings under its warehouse lines of credit by $34.8 million.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates approximately 7% of its current loan volume through FHA products

Item 2.  Changes in Securities

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


                                            PMCC FINANCIAL CORP.
                                            (Registrant)



                                            By /s/ Andrew Soskin
                                            ------------------------------------
                                            Andrew Soskin
                                            Interim President

                                            By /s/ Keith Haffner
                                            ------------------------------------
                                            Keith Haffner
                                            Interim Chief Executive Officer


                                            By /s/ Stephen J. Mayer
                                            ------------------------------------
                                            Stephen J. Mayer
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Dated: August 11, 2000