Form 10-Q
period 2000-09-30
PMCC FINANCIAL CORP
filed 2000-11-20
CIK 1048275

Form 10-Q Quarterly Report
                           --------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                               1767 Morris Avenue
                                 Union, NJ 07083
              (Address of Principal Executive Offices and Zip Code)

                                 (908) 687-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                 No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 8, 2000: 3,707,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page No
                                                                         -------

Part I - Financial Information

Item 1.   Financial Statements:

     Consolidated  Statements  of  Operations  (Unaudited)
          Three  Months  Ended September 30, 2000 and 1999                   3
          Nine months ended September 30, 2000 and 1999                      4

     Consolidated Statements of Financial Condition (Unaudited)              5
          September 30, 2000 and December 31, 1999

     Consolidated Statements of Cash Flows (Unaudited)                       6
          Nine months ended September 30, 2000 and 1999

     Notes to Consolidated Financial Statements (Unaudited)                 7-12


Item 2.   Management's Discussion and Analysis of Financial Condition      13-23
          and Results of Operations

Part II -  Other Information                                               24-25

Exhibit Index                                                                25

Signatures                                                                   26

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended
                                                                           ------------------
                                                                             September 30,
                                                                             -------------
                                                                         2000            1999
                                                                         ----            ----

Revenues:
Sales of residential rehabilitation properties                      $  1,692,348    $ 10,743,477
Gains on sale of mortgage loans, net                                     761,840       3,730,304
Interest earned                                                          232,206       1,301,292
                                                                    ------------    ------------
                                                                       2,686,394      15,775,073
                                                                       ---------      ----------
Expenses:
Costs of sales, residential rehabilitation properties                  1,650,645       9,610,539
Compensation and benefits                                                963,310       3,419,097
Interest expense                                                         464,976       1,291,761
Expenses resulting from Investigation (Note 7)                            86,500            --
Expenses relating to closing Roslyn office                               551,170            --
Other general and administrative                                         819,842       1,439,622
                                                                    ------------    ------------
                                                                       4,536,443      15,761,019
                                                                       ---------      ----------

(Loss) income before income tax expense                               (1,850,049)         14,054
Income tax expense                                                          -              6,000
                                                                    ------------    ------------
                  Net  (loss) income                                $ (1,850,049)   $      8,054
                                                                    ============    ============


Net (loss) income per share of common stock-basic                   $      (0.50)   $      0.002
                                                                    ============    ============

Net (loss) income per share of common stock-diluted                 $      (0.50)  $       0.002
                                                                    ============    ============

Weighted average number of shares and
   share equivalents outstanding-basic                                 3,707,000       3,724,800
                                                                    ============    ============

Weighted average number of shares and
   share equivalents outstanding-diluted                               3,707,000       3,795,046
                                                                    ============    ============


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                 -----------------
                                                                                    September 30,
                                                                                    -------------
                                                                               2000            1999
                                                                               ----            ----
Revenues:
Sales of residential rehabilitation properties                            $ 16,143,462    $ 29,325,884
Gains on sale of mortgage loans, net                                         2,412,274      11,617,022
Loss on sales of delinquent loans                                             (900,000)           --
Interest earned                                                              1,231,358       3,657,636
                                                                          ------------    ------------
                                                                            18,887,094      44,600,542
                                                                            ----------      ----------
Expenses:
Costs of sales, residential rehabilitation properties                       15,838,998      26,565,987
Compensation and benefits                                                    4,313,868       9,023,859
Interest expense                                                             1,537,155       3,490,676
Expenses resulting from Investigation (Note 7)                               1,577,400            --
Expenses relating to closing Roslyn office                                     551,170            --
Other general and administrative                                             2,903,507       3,803,102
                                                                          ------------      ----------
                                                                            26,722,098      42,883,624
                                                                            ----------      ----------

(Loss) income before income tax (benefit) expense                           (7,835,004)      1,716,918
Income tax (benefit) expense                                                (1,161,435)        704,000
                                                                          ------------    ------------
                  Net  (loss) income                                      $ (6,673,569)   $  1,012,918
                                                                          ============    ============


Net (loss) income per share of common stock-basic                         $      (1.80)   $       0.27
                                                                          ============    ============

Net (loss) income per share of common stock-diluted                       $      (1.80)   $       0.27
                                                                          ============    ============

Weighted average number of shares and
   share equivalents outstanding-basic                                       3,707,000       3,724,800
                                                                          ============    ============

Weighted average number of shares and
   share equivalents outstanding-diluted                                     3,707,000       3,764,450
                                                                          ============    ============


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                         Unaudited         Audited
                                                                        September 30,     December 31,
                                                                            2000             1999
                                                                            ----             ----
Assets
Cash and cash equivalents                                              $     51,632    $    214,957
Restricted cash                                                                --           500,000
Mortgage loans held for sale, net                                        16,435,425      36,666,397
Mortgage loans held for investment, net                                     796,209       3,112,179
Receivable from sales of loans                                                 --         4,300,279
Accrued interest and other receivables, net                               2,612,060       1,521,756
Residential rehabilitation properties, net                                1,224,246      15,189,753
Furniture, fixtures & equipment, net                                        746,050       1,169,327
Prepaid expenses and other assets                                           464,451         870,875
                                                                       ------------    ------------

Total assets                                                           $ 22,330,073    $ 63,545,523
                                                                       ============    ============


Liabilities and shareholders' equity
Liabilities:
Notes payable-principally warehouse lines of credit                    $ 16,374,249    $ 50,584,370
Deferred income taxes                                                          --           333,000
Accrued expenses and other liabilities                                    1,429,173       1,531,374
                                                                       ------------    ------------

Total liabilities                                                        17,803,422      52,448,744
                                                                       ------------    ------------

Shareholders' equity
Common stock                                                                 37,500          37,500
Additional paid-in capital                                               11,020,724      10,917,283
Retained (deficit) earnings                                              (6,277,102)        396,467
Treasury stock                                                             (254,471)       (254,471)
                                                                       ------------    ------------
Total shareholders' equity                                                4,526,651      11,096,779
                                                                       ------------    ------------

Total liabilities and shareholders' equity                             $ 22,330,073    $ 63,545,523
                                                                       ============    ============


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                          -----------------
                                                                                             September 30,
                                                                                             -------------
                                                                                        2000             1999
                                                                                        ----             ----
Cash flows from operating activities:
Net (loss) income                                                                  $ (6,673,569)   $  1,012,918
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
                    Contractual fees received                                          (304,464)     (2,759,897)
                    Proceeds from sales of properties                                16,143,462      29,325,884
                    Costs of properties acquired                                     (1,873,491)    (24,795,404)
                    Depreciation and amortization                                       275,822         196,894
         Increase in interest and other receivables                                  (1,090,304)     (1,341,883)
                    Decrease in mortgage loans held for sale and
                      investment, net                                                22,546,942      11,361,570
                    Decrease in receivable from sales of loans                        4,300,279      13,110,096
         Decrease (increase) in prepaid expenses and other assets                       406,424        (264,140)
         Decrease in deferred taxes payable                                            (333,000)     (1,187,998)
                  (Decrease) increase in accrued expenses and other                    (102,201)        363,353
                  liabilities                                                          --------         -------

                  Net cash provided by operating activities                          33,295,900      25,021,393
                                                                                     ----------      ----------

Cash flows from investing activities:
          Acquisition of assets of Prime Mortgage Corp.                                    --          (250,000)
                  Disposition of furniture and equipment                                264,146            --
                  Purchase of furniture and equipment                                   (63,250)       (225,938)
                                                                                        -------        --------
Net cash provided by (used in) investing activities                                     200,896        (475,938)
                                                                                        -------        --------

Cash flows from financing activities:
         Net decrease in notes payable-warehouse lines of credit                    (34,210,121)    (27,213,394)
         Net decrease in restricted cash                                                500,000            --
         Issuance of warrants                                                            50,000            --
         Distributions to S corporation shareholders                                       --          (277,700)
                                                                                     ----------        --------

Net cash used in financing activities                                               (33,660,121)    (27,491,094)
                                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   (163,325)     (2,945,639)

Cash and cash equivalents at beginning of period                                        214,957       3,596,002
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                         $     51,632    $    650,363
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
                    Cash paid during the period for:
                    Interest                                                       $  2,179,570    $  3,487,515
                                                                                   ============    ============
                    Income taxes                                                   $     11,190    $    504,647
                                                                                   ============    ============
          Loans transferred from mortgage loans held for sale to held for
            Investment, net                                                        $    470,100    $  2,822,762
                                                                                   ============    ============


See accompanying notes to unaudited consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

          The unaudited consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the consolidated statements of operations. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

4.   Earnings Per Share of Common Stock

          Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The additional number of shares included in the calculation of diluted EPS arising from issued stock options and warrants was 70,246 shares for the three months ended September 30, 1999 and 39,650 shares for the nine months ended September 30, 1999. There was no dilution for either the three months or nine months ended September 30, 2000.

5.   Notes Payable

          At September 30, 2000 and 1999, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

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

          The Company's warehouse lines of credit with Bank United and GMAC/RFC were both paid in full in June 2000. The expiration dates for the Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is in the process of being extended to December 15, 2000. The Company anticipates paying down the entire facilities or renewing the extensions under similar terms and conditions as the extensions which have previously been granted. The total outstanding on this line at November 9, 2000 is approximately $489,000.

6.   Related-Party Transactions

          On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 17% of the Company's outstanding stock and the father of Ronald Friedman, the Company's former President and CEO currently a consultant to the Company. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at November 8, 2000 is $70,000.

          A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At September 30, 2000, the subsidiary owned no remaining properties.

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

          In response to the allegations against the loan officer and Friedman, the Company engaged the legal services of Dorsey & Whitney LLP to conduct an internal investigation into the alleged misconduct and to prepare a report discussing the findings of the internal investigation. As part of this internal investigation, the Company worked closely and in cooperation with HUD and the U.S. Attorney. In addition, key employees, including loan officers, loan processors, underwriters and managers, were interviewed. An audit also was conducted by Dorsey & Whitney of over one-third of all 1999 FHA loans in order to assess whether the files comported with the HUD guidelines for FHA loans.

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

          While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. The Company originates less than 5% of its current loan volume through FHA products.

          As a result of this investigation, the Company incurred $1.577 million and $87,000 of direct expenses for the nine months and three months ended September 30, 2000, respectively. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

8.   Change of Control

          Effective July 28, 2000, PMCC Financial Corp. announced that Internet Business's International, Inc. ("IBUI") is purchasing the 2,460,000 shares of the Registrant held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represents 66.36% of the 3,707,000 shares of common stock of the Registrant outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The aggregate purchase price of $3,198,000 is to be paid in cash to the Sellers by IBUI as follows over a period of nine months from the date of closing.

          In the event that three months after closing, the Registrant's common stock is not trading on either the American Stock Exchange ("AMEX") or NASDAQ, the purchase price shall be reduced by the amount of the Final Payments, which payments will no longer be due and payable. In the event, however, that AMEX or NASDAQ initiates trading in months three through five subsequent to closing, and IBUI merges the Registrant with IBUI or any of its affiliates, the purchase price will not be reduced.

          At the closing, all shares purchased by IBUI from the Sellers were deposited in escrow with the Sellers' attorney. These shares are released to IBUI upon receipt of the scheduled installment payments. If IBUI is relieved from making the Final Payment, then the Eighth and Ninth installment shares will be released from escrow on the 210th day after closing.

          Simultaneous with the Transaction, the Company's Board of Directors passed a resolution to amend the Company's By-laws to provide for an increase in the number of directors from four to seven. Keith Haffner, the Company's Executive Vice President and Interim Chief Executive Officer, resigned from the Board. Albert Reda, IBUI's Chief Executive Officer, Louis Cherry, IBUI's President and David Flyer, a consultant to IBUI, were elected to the Company's Board. The seventh Board member, Carl Carstensen, President IBM Solutions, European Divisions, will be elected to the Board effective at the earliest time such election is permitted pursuant to Rule 14f-1 of the Rules and Regulations under the Securities Exchange Act of 1934.

9.   American Stock Exchange

          On September 22, 2000, PMCC Financial Corp. was advised by the American Stock Exchange that it is the intention of the Exchange to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. Under Section 1003 (f)(iii) of the Exchange's Company Guide, the Exchange may at any time remove a security from listing if the company or its management shall engage in operations which, in the opinion of the Exchange, are contrary to the public interest. Citing the previously announced criminal complaint (the "Complaint") and investigation by the U.S. Attorney (the "Investigation") which have not been resolved, the Exchange believes that the nature and extent of the allegations of the Complaint, the related Investigation and Ronald Friedman's continued association with the Company as a consultant hired by the Board of Directors raise significant public interest concerns. The Exchange further expressed concern over the proposed transaction with IBUI and the lack of information concerning the eligibility for listing of the combined entity.

          The Company has appealed the decision by the AMEX and has met with the Exchange's Committee on Securities on November 6, 2000. The results of the appeal are not known at this time.

10.  Subsequent Events

          In light of the decision pending appeal by the AMEX to de-list the trading of the Company's common stock, certain payments due under the agreement by IBUI to purchase shares of the Company's stock from Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust were not made. The Company has been informed by the Sellers that an event of default has been declared against IBUI under this purchase agreement. At this time, a definitive letter agreement has been reached by all parties involved in the Transaction that will cure the default and change certain terms of the purchase including the price and manner of payment. A formal agreement is expected to be signed within a two-week period.

          Additionally, merger talks have resumed between the Company and IBUI whereby IBUI will propose to purchase the remaining outstanding shares of PMCC in exchange for IBUI stock. No agreements have been reached, however, a letter of intent is expected to be agreed upon within before the end of 2000. Such a merger would increase the Company's capital base, improve the combined balance sheet and allow the Company to seek additional warehouse lines of credit, raise additional capital or issue debt securities. The Transaction and resultant merger, or a similar agreement, are necessary in order to ensure the ongoing viability of the Company.

11.  Supplemental Information

          The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                 (Unaudited)
                                                               Nine months ended
                                                               -----------------
                                                                 September 30,
                                                                 -------------
                                                              2000         1999
                                                             ------        ----
     Revenues:
        Residential rehabilitation properties               $16,143     $ 29,326
        Mortgage banking                                      2,744       15,275
                                                            ---------     ------
                                                            $18,887      $44,601
                                                            =======      =======
     Less: (1)
        Expenses allocable to residential rehabil-
          itation properties (cost of sales, interest
          expense and compensation and benefits)             17,037       28,417
        Expenses allocable to mortgage banking
          (all other)                                         9,685       14,467
                                                            -------     --------
                                                            $26,722      $42,884
                                                            =======      =======

         Operating (Loss) Profit:
              Residential rehabilitation properties            (894)         909
              Mortgage banking                               (6,941)         808
                                                            -------     --------
                                                            $(7,835)    $  1,717
                                                            =======     ========

         Identifiable Assets (at September 30, 2000 and
           December  31,  1999, respectively):
              Residential rehabilitation properties         $  1,794   $  15,190
              Mortgage banking                                20,536      48,356
                                                            --------   ---------
                                                             $22,330   $  63,546
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

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

General

Due to recent developments regarding the Investigation referred to in "Part II -
Item 1. Legal Proceedings" (which recent developments were described in more detail in the Company's Form 10-K for the year ended December 31, 1999), along with a continuing significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, the Company continued to experience significant losses for the three months ended September 30, 2000. The following actions were taken:

     o In a continuing effort to reduce the Company's overhead and expenses and achieve profitability, PMCC Mortgage Corp. at its Board of Directors meeting on September 18, 2000 determined that on October 1, 2000, the Company would permanently close its office in Roslyn Heights, NY. PMCC Mortgage Corp. and PMCC Financial Corp. has relocated their corporate offices to the location of the existing branch office and former corporate office at 1767 Morris Avenue, Union, NJ 07083. In conjunction with this closing, the Company has negotiated with its landlord at 3 Expressway Plaza to terminate the remaining 4.5 years of its lease at that location. This settlement includes the issuance of 200,000 warrants to purchase PMCC Common Stock at a price to be determined at such time the Company's stock actively begins trading. Certain post-closing and administrative functions are being absorbed by the existing personnel in the Company's New Jersey and Florida locations. The cost for terminating employees and the lease in Roslyn is approximately $550,000 which is included in the third quarter financials. After all reductions noted herein, it is anticipated that the Company will experience annualized cost savings of approximately $1.5 million. The Company's Roslyn retail office and administrative offices had previously been reduced in January 2000 from 86 employees to 45 and again in June 2000 to 17.

          To maintain a presence in New York State, the Company is occupying office space of approximately 1,000 square feet in Rockville Centre, Long Island.

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

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                   Quarters Ended September 30,
                                                   ----------------------------
                                                       2000              1999
                                                       ----              ----

Sales of residential rehabilitation properties     $ 1,692,348       $10,743,477
Gains of sales of mortgage loans, net                  761,840         3,730,304
Interest earned                                        232,206         1,301,292
                                                  ------------      ------------
Total revenues                                    $  2,686,394       $15,775,073
                                                  ============       ===========

     Revenues from the sale of residential rehabilitation properties decreased $9.0 million, or 84%, to $1.7 million for the quarter ended September 30, 2000 from $10.7 million for the quarter ended September 30, 1999. The number of residential rehabilitation properties sold was 13 for the quarter ended September 30, 2000 compared to 62 for the quarter ended September 30, 1999. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation.

     Gains on sales of mortgage loans decreased $2.9 million, or 78%, to $762,000 for the quarter ended September 30, 2000 from $3.7 million for the quarter ended September 30, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $49.4 million and $166.7 million for the quarters ended September 30, 2000 and 1999, respectively. This 70% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the quarter ended September 30, 2000, approximately 20% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 80% from its wholesale operations, compared to 53% retail and 47% wholesale for the three months ended September 30, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $200,000 for the three-months ended September 30, 2000 compared to the three-months ended September 30, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the quarter ended September 30, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $370,000 in total compared to the three-months ended September 30, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Discontinuing sub-prime loan originations reduced gains by approximately $200,000 for the three-months ended September 30, 2000 compared to the three-months ended September 30, 1999.

     The following table summarizes the Company's mortgage originations (in millions):

                                                    Quarters Ended September 30,
                                                    ----------------------------
                                                         2000           1999
                                                         ----           ----
           Conventional                                $49,030        $119,129
           FHA/VA                                          406          45,598
           Subprime                                        -             2,148
                                                       -------        --------
           Total                                       $49,436        $166,875
                                                       ========       ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned decreased $1.1 million, or 85%, to $232,000 for the quarter ended September 30, 2000 from $1.3 million for the quarter ended September 30, 1999. This decrease was primarily due to decreased mortgage originations for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 and a decrease in the amount of time a loan is held before being sold to the final investor. This more rapid turnover allows the Company to utilize a lower warehouse line.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                    Quarters Ended September 30,
                                                    ----------------------------
                                                         2000          1999
                                                         ----          ----

Cost of sales-residential rehabilitation properties   $ 1,650,645  $ 9,610,539
Compensation and benefits                                 963,310    3,419,097
Interest expense                                          464,976    1,291,761
Expenses resulting from Investigation                      86,500       -
Expenses relating to closing Roslyn office                551,170       -
Other general and administrative                          819,842    1,439,622
                                                      -----------  -----------
Total expenses                                        $ 4,536,443  $15,761,019
                                                      ===========  ===========


     Cost of sales - residential rehabilitation properties decreased $7.9 million, or 82%, to $1.7 million for the quarter ended September 30, 2000 from $9.6 million for the quarter ended September 30, 1999. This decrease was the result of the decrease in the number of properties sold in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

     Compensation and benefits decreased $2.5 million, or 74%, to $963,000 for the quarter ended September 30, 2000 from $3.4 million for the quarter ended September 30,1999. This decrease was primarily due to decreased sales salaries and commissions, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations. Total personnel decreased to 40 employees at September 30, 2000 from 172 at September 30, 1999.

     Interest expense decreased $827,000, or 64%, to $465,000 for the quarter ended September 30, 2000 from $1.3 million for the quarter ended September 30, 1999. This decrease was primarily attributable to the decrease in mortgage originations and a decrease in the amount of time a loan is held before being sold to the final investor along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     As a result of the Investigation, the Company incurred direct expenses of $87,000 for the three-month period ended September 30, 2000. These expenses primarily include legal fees incurred by the Company in connection with its criminal defense attorneys.

     Expenses relating to closing the Roslyn office include termination and broker costs for the settlement with the landlord to terminate the lease, writeoffs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees.

     Other general and administrative expenses decreased $620,000, or 43%, to $820,000 for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     The Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first three quarters of 2000, expenses will decrease.

     The net loss of $1.850 million for the quarter ended September 30, 2000 was a decrease of $1.858 million from the net income of $8,000 for the quarter ended September 30, 1999.


Nine months ended September 30, 2000 Compared to Nine months ended September 30, 1999

General

Due to developments  regarding the Investigation  referred to in "Part II - Item
1. Legal Proceedings" (which recent developments were described in more detail in the Company's Form 10-K for the year ended December 31, 1999), along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, many of the Company's growth initiatives were suspended or closed down completely in the nine months ended September 30, 2000. The following actions were taken:

     o In a continuing effort to reduce the Company's overhead and expenses and achieve profitability, PMCC Mortgage Corp. at its Board of Directors meeting on September 18, 2000 determined that on October 1, 2000, the Company would permanently close its office in Roslyn Heights, NY. PMCC Mortgage Corp. and PMCC Financial Corp. has relocated their corporate offices to the location of the existing branch office and former corporate office at 1767 Morris Avenue,
          Union, NJ 07083. In conjunction with this closing, the Company has negotiated with its landlord at 3 Expressway Plaza to terminate the remaining 4.5 years of its lease at that location. Certain post-closing and administrative functions are being absorbed by the existing personnel in the Company's New Jersey and Florida locations. The cost for terminating employees and the lease in Roslyn is approximately $550,000 which is included in the third quarter financials. After all reductions noted herein, it is anticipated that the Company will experience annualized cost savings of approximately $1.5 million. The Company's Roslyn retail office and administrative offices had previously been reduced in January 2000 from 86 employees to 45 and again in June 2000 to 17.

     o All retail branches opened during 1998 and 1999 were closed, along with one wholesale office acquired from Prime, resulting in a staff reduction of 36 employees. This included retail branches in potential high growth areas such as Las Vegas, Phoenix and Deerfield Beach which were in start-up situations and were incurring high expenses in relation to their current origination volume.

     o Staffing at the Company's New Jersey and remaining Florida wholesale locations was reduced from 61 employees to 38 in January 2000 and to 36 in September 2000. The Florida locations have moved to more cost-efficient office locations.

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

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                 Nine months ended September 30,
                                                 ------------------------------
                                                       2000           1999
                                                       ----           ----

Sales of residential rehabilitation properties     $16,143,462     $29,325,884
Gains of sales of mortgage loans, net                2,412,274      11,617,022
Loss on sale of delinquent loans                      (900,000)           -
Interest earned                                      1,231,358       3,657,636
                                                    ----------     -----------
Total revenues                                     $18,887,094     $44,600,542
                                                   ===========     ===========

     Revenues from the sale of residential rehabilitation properties decreased $13.2 million, or 45%, to $16.1 million for the nine months ended September 30, 2000 from $29.3 million for the nine months ended September 30, 1999. The number of residential rehabilitation properties sold was 116 for the nine months ended September 30, 2000 compared to 178 for the nine months ended September 30, 1999. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation properties partly offset by the initiative to sell the completed properties on hand as quickly as practicable. Additionally, on certain properties sold, a discount was given from the original contract pricing in order to expedite the sale due to cash requirements.

     Gains on sales of mortgage loans decreased $9.2 million, or 79%, to $2.4 million for the nine months ended September 30, 2000 from $11.6 million for the nine months ended September 30, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $158.3 million and $449.2 million for the nine months ended September 30, 2000 and 1999, respectively. This 65% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the nine months ended September 30, 2000, approximately 30% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 70% from its wholesale operations, compared to 56% retail and 44% wholesale for the nine months ended September 30, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $575,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the nine months ended September 30, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $1.1 million in total compared to the nine months ended September 30, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Discontinuing sub-prime loan originations reduced gains by approximately $1.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     The following table summarizes the Company's mortgage originations (in millions):

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                   2000                 1999
                                                   ----                 ----
             Conventional                        $142,877             $300,619
             FHA/VA                                15,386              136,037
             Subprime                                 -                 12,559
                                                 --------             --------
             Total                               $158,263             $449,215
                                                 ========             ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     The loss on sale of delinquent loans for the nine months ended September 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first nine months of 2000. These were imposed by increased capital requirements and Amendment Fees for warehouse lines, reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation.

     Interest earned decreased $2.5 million, or 68%, to $1.2 million for the nine months ended September 30, 2000 from $3.7 million for the nine months ended September 30, 1999. This decrease was primarily due to decreased mortgage originations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and the elimination of sub prime mortgage originations which generally are at higher rates and are held for sale longer than conventional mortgage originations. Additionally, there was a decrease in the amount of time a loan is held before being sold to the final investor. This more rapid turnover allows the Company to utilize a lower warehouse line.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                          2000            1999
                                                          ----            ----

Cost of sales-residential rehabilitation properties   $15,838,998    $26,565,987
Compensation and benefits                               4,313,868     9,023,859
Interest expense                                        1,537,155     3,490,676
Expenses resulting from Investigation                   1,577,400          --
Expenses relating to closing Roslyn office                551,170          --
Other general and administrative                        2,903,507     3,803,102
                                                      -----------   -----------
Total expenses                                        $26,722,098   $42,883,624
                                                      ===========   ===========

     Cost of sales - residential rehabilitation properties decreased $10.8 million, or 41%, to $15.8 million for the nine months ended September 30, 2000 from $26.6 million for the nine months ended September 30, 1999. This decrease was the result of the decrease in the number of properties sold in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Compensation and benefits decreased $4.7 million, or 52%, to $4.3 million for the nine months ended September 30, 2000 from $9.0 million for the nine months ended September 30,1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 40 employees at September 30, 2000 from 172 at September 30, 1999.

     Interest expense decreased $2.0 million, or 57%, to $1.5 million for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999. This decrease was primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held on the warehouse lines longer than conventional mortgage originations along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility and a decrease in the amount of time a loan is held before being sold to the final investor

     As a result of the Investigation, the Company incurred direct expenses of $1.6 million in the nine-month period ended September 30, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     Expenses relating to closing the Roslyn office include termination and broker costs for the settlement with the landlord to terminate the lease, writeoffs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees.

     Other general and administrative expense decreased $900,000, or 24%, to $2.9 million for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     The Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first nine months of 2000, expenses will decrease.

     The net loss of $6.7 million for the nine months ended September 30, 2000 was a decrease of $7.7 million or 670%, from the net income of $1.0 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at September 30, 2000 was $16.3 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC both had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. The balance remaining on this line of $489,000 at November 8, 2000 relates entirely to the residential rehab portfolio. The Company anticipates paying down the entire facility either through sales of the underlying properties or by obtaining an alternate financing source no later than December 15, 2000. Interest payable on the Chase Line is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

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

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current and next year provided all new loans are sold to investors on a loan by loan basis. At this time, the Company has no other lines of credit or sources to fund the closing of its mortgage loans. In order to maximize potential profits through hedging strategies, additional lines would be required and will be applied for.

     The Company had additional cash requirements in the first nine months of 2000 imposed by the increased capital requirements and Amendment Fees for its warehouse lines, the reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. In order to raise cash expediently, the Company sold residential rehabilitation properties in its portfolio at prices that reduced the contractual fees the Company normally received from the sales of those properties and in certain instances at a price less than the cost to PMCC. The Company also sold at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In a continuing effort to reduce the Company's overhead and expenses and achieve profitability, PMCC determined that on October 1, 2000, the Company would permanently close its office in Roslyn Heights, NY. The Company has relocated their corporate offices to the location of the existing branch office and former corporate office in New Jersey. In conjunction with this closing, the Company has negotiated with its landlord in Roslyn to terminate the remaining 4.5 years of its lease at that location. The cost for terminating employees and the lease in Roslyn is approximately $500,000 which is included in the third quarter financials. After all reductions noted herein, it is anticipated that the Company will experience annualized cost savings of approximately $1.5 million. Additionally, the Company closed new "start-up" retail branches opened in 1998 and 1999, closed the newly opened internet call center in Houston and reduced staffing at all remaining locations. The Company believes that a greater emphasis on wholesale lending presents the Company with the ability to continue to offer consumers a broad range of products by the most cost-effective means. The Company's existing capital resources, including the funds from its $20 million committed warehouse facility with IMPAC and cash flow from its remaining operations along with the effect of the purchase of the Company's stock by IBUI and resultant merger, or a similar agreement, are expected to be sufficient to fund its current mortgage banking operation during 2000 and 2001 and to ensure the ongoing viability of the Company. Such a merger would increase the Company's capital base, improve the combined balance sheet and allow the Company to seek additional warehouse lines of credit, raise additional capital or issue debt securities.

     Net cash provided by operations for the nine months ended September 30, 2000 was $33.3 million. The Company generated cash from the $26.8 million decrease in mortgage loans held for sale and receivable from sales of loans and by a $13.9 million net decrease in residential rehabilitation properties. The Company used cash to reduce borrowings under its warehouse lines of credit by $34.2 million.

Impact of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to September 30, 2000 by the publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 does not require restatement of prior periods. Management is currently assessing the impact of SFAS No. 133 on its financial condition and results of operations.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
               27   Financial Data Schedule

     (b)  Reports on Form 8-K

               Dated July 28, 2000 filed August 21, 2000.
               Dated September 18, 2000 filed September 29, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PMCC FINANCIAL CORP.
                                               (Registrant)



                                               By:/s/ Andrew Soskin
                                                  ------------------------------
                                                  Andrew Soskin
                                                  Interim President and Chief
                                                   Executive Officer

                                               By:Stephen J. Mayer
                                                  ------------------------------
                                                  Stephen J. Mayer
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

Dated: November 17, 2000