Form 10-K
period 2000-12-31
PMCC FINANCIAL CORP
filed 2001-04-16
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-7614

                              PMCC FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                               11-3404072
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                       1767 Morris Avenue, Union, NJ 07083
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (908) 687-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock outstanding at March 30, 2001 was 3,707,000. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the pink sheets, was approximately $181,050.

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

     In the five years prior to 1999, the Company experienced growth in its mortgage banking activities, originating $47 million in mortgage loans in 1994, $71 million in mortgage loans in 1995, $133 million in mortgage loans in 1996, $315 million in mortgage loans in 1997 and $582 million in mortgage loans in 1998. In 1999, due to closing its sub-prime division and increasing mortgage interest rates, PMCC experienced a decline in loan originations, originating $561 million in mortgage loans. In 2000, as a result of reductions in the mortgage origination market due to increasing interest rates along with the Investigation described in "Item 3 - Legal Proceedings", PMCC experienced a further significant decline in loan originations, originating $207 million in mortgage loans. For its fiscal years ended December 31, 1998, 1999 and 2000, the Company had revenues from its mortgage banking activities of $22.9 million, $16.7 million, and $2.7 million, respectively.

     The Company's wholesale divisions in Florida and New Jersey originate mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. The Company originates residential first mortgages on a retail basis primarily in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through referrals from local real estate agents, builders, accountants, financial planners and attorneys, as well as from direct customer contact via advertising, direct mail and promotional materials. For the year ended December 31, 2000, approximately 24% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 76% were derived from its wholesale operations.

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

     The Company also generates income by charging fees for short-term funding to independent real estate contractors ("rehab partners") for the purchase, rehabilitation and resale of vacant one-to-four family residences primarily in New York City and Long Island, New York. The Company provides this funding to several rehab partners that specialize in the rehabilitation and marketing of these properties. As security for providing the rehab partners with the funding to accomplish the purchase, rehabilitation and resale of the property, the Company holds title to the properties. The Company's income from this activity is limited to the fees and interest charged in connection with providing the funding and is not related to any gain or loss on the sale of the property. Since the Company holds the title to these properties, for financial reporting purposes the Company records as revenue the gross sales price of these properties when the properties are sold to the ultimate purchasers and it records cost of sales equal to the difference between such gross sales price and the amount of its contracted income pursuant to its contracts with the rehab partners. From the commencement of this activity on September 1, 1996 through December 31, 1996, the Company completed 35 transactions and recorded revenues of $5.1 million and cost of sales of $4.8 million. For the year ended December 31, 1997, the Company completed 169 such transactions. The Company's revenues and costs of sales from this activity for the year ended December 31, 1997 were $25.1 million and $23.6 million, respectively. For the year ended December 31, 1998, the Company completed 231 transactions and recorded revenues and costs of sales of $35.7 million and $32.9 million, respectively. For the year ended December 31, 1999, the Company completed 216 transactions and recorded revenues and costs of sales of $36.0 million and $33.0 million, respectively. For the year ended December 31, 2000, the Company completed 120 transactions and recorded revenues and costs of sales of $17.0 million and $16.6 million, respectively. At December 31, 2000, the Company had 9 properties in various stages of rehabilitation awaiting resale. Due to conditions described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations. - Liquidity and Capital Resources", the Company has accelerated efforts to cause the sale of existing properties and has halted the purchase of new properties.

     See Note 12 in the consolidated financial statements for additional segment information.

Recent Developments

     As previously announced, on December 21, 1999, the Company's then Chairman of the Board, President and Chief Executive Officer, Ronald Friedman, and a loan officer were charged in separate criminal complaints with one count each of allowing false qualifications to be included in applications for FHA-backed mortgage loans in connection with an investigation (the "Investigation") by the U.S. Attorney's Office for the Eastern District of New York (the "U.S. Attorney"). The Company has provided requested documents and cooperated with the Investigation. See "Item 3 - Legal Proceedings."

     On December 22, 1999, the American Stock Exchange (the "Amex") suspended trading of the Company's Common Stock and commenced a review of the listing status of the Common Stock. See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters." In addition, on January 24, 2000 the Federal Home Loan Mortgage Corporation ("Freddie Mac") suspended the eligibility of the Company to use Freddie Mac's automated underwriting system. The Freddie Mac suspension was rescinded in the third quarter of 2000. In connection with the Amex review process, the Company met with the Amex staff on March 7, 2000 to present information in support of continued listing. On September 22, 2000, PMCC was advised by the "Amex" that it was its intention to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Company exercised its right to appeal the decision of the Exchange. On December 15, 2000, PMCC was advised by the Amex that, after the appeal hearing to its Committee on Securities by Company management and outside counsel held on November 6, 2000, the Amex Adjudicatory Council agreed with and affirmed the Amex's staff decision to strike the Company's common stock from listing and registration on the Exchange. On December 22, 2000, Amex filed an application with the Securities and Exchange Commission to do so effective with the opening of the trading session on January 4, 2001. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF".

     Effective July 28, 2000, PMCC Financial Corp. announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represents 66.36% of the 3,707,000 shares of common stock of the Company outstanding. IBUI is a holding company with a variety of internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The aggregate purchase price of $3,198,000 was to be paid in cash to the Sellers by IBUI over a period of nine months from the date of closing. According to provisions of the Transaction agreement, the purchase price was reduced because the Company's common stock was not trading on either the Amex or NASDAQ and there was no merger of the Company with IBUI or any of its affiliates within time periods specified by the agreement. At the closing, all shares purchased by IBUI from the Sellers were deposited in escrow with the Sellers' attorney. These shares will be released to IBUI upon receipt of the scheduled installment payments.

     Simultaneous with the Transaction, the Company's Board of Directors passed a resolution to amend the Company's By-laws to provide for an increase in the number of directors from four to seven. Keith Haffner, the Company's then Executive Vice President and Interim Chief Executive Officer, resigned from the Board. Albert Reda, IBUI's Chief Executive Officer, Louis Cherry, IBUI's President and David Flyer, a consultant to IBUI, were elected to the Company's Board. The seventh Board member, Carl Carstensen, President IBM Solutions, European Divisions, is be elected to the Board effective at the earliest time such election is permitted pursuant to Rule 14f-1 of the Rules and Regulations under the Securities Exchange Act of 1934.

     The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the sellers. At this time, negotiations and discussions are being held among the involved parties, however, no definitive revised agreement has been reached that would cure the default.

Following the events of December 1999, the following have also occurred:

     o Reorganization of Management. On December 29, 1999, Mr. Friedman resigned as a Director and Chairman of the Board and was granted a leave of absence as President and Chief Executive Officer. In his place, Stanley Kreitman, an outside director, was appointed Chairman of the Board, Andrew Soskin, the Company's Executive Vice President of Operations and Sales, was appointed interim President and Keith Haffner, the Company's Executive Vice President and a Director, was appointed interim Chief Executive Officer. Mr. Soskin was also elected to the Board to replace Mr. Friedman. Mr. Friedman's Employment Agreement was terminated in May 2000 and he continues to serve the Company as a general business consultant under a Consulting Agreement that began at that time. In September 2000, as part of the "Staffing Changes and Streamlining of Operations" discussed below, Mr. Haffner's employment was terminated and Mr. Soskin was appointed interim Chief Executive Officer while keeping the position of interim President.

     o Staffing Changes and Streamlining of Operations. The loan officer implicated in the Investigation was terminated. In the aftermath of the events of December 1999, the Company's cash flow weakened as a result of factors such as substantial professional fees incurred by the Company in connection with the Investigation and related matters and additional collateral and fees required by its warehouse lenders. The Company also was faced with ongoing costs from the Company's expansion efforts in 1999 along with reductions in the mortgage origination market due to increasing interest rates. In an effort to improve cash flow and operating efficiency, over the course of 2000, the Company streamlined its operations including permanently closing its office in Roslyn Heights, NY. At December 31, 2000, there were 43 employees, 16 of which were sales staff and 27 were operations staff. At December 31, 1999, there were 185 employees, 78 of which were sales staff and 107 were operations staff. As part of this streamlining effort, the Company has shifted the focus of its business primarily to wholesale mortgage banking, which relies upon mortgage loans introduced through independent mortgage bankers and brokers, from retail mortgage banking, which relies on mortgage loans placed by the Company's own loan officers. In 1998 and 1999, respectively, wholesale loans constituted approximately 43% and 50% of the dollar volume of loans originated by the Company, respectively. In 2000, approximately 74% of the dollar volume of loans it originated was attributable to wholesale business. To further improve cash flow, the Company halted the acquisition of residential rehabilitation properties. During 2000, the Company sold $14.5 million of the $15.2 million of properties on hand at December 31, 1999. All the remaining properties are expected to be sold before June 30, 2001. Such reductions and sales of properties have assisted in maintaining adequate cash flow notwithstanding lower mortgage originations and professional expenses being incurred which have contributed to net losses reported for 2000. See "Item 1 - Business - Business Strategy" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Change in Warehouse Financing. The Company had credit lines (the "Existing Credit Lines") available aggregating $140 million with Chase Bank of Texas and PNC Bank and GMAC/RFC which lines were due to expire on December 24, 1999 and January 31, 2000, respectively. To replace the Existing Credit Lines, on November 11, 1999 the Company entered into agreement with Bank United to provide a total mortgage warehouse line of $120 million. Bank United committed to $40 million and the remaining line was to be syndicated to other banks. At December 21, 1999, the balances outstanding on mortgage lines were approximately $23 million at Bank United and an aggregate of approximately $25 million under the Existing Credit Lines. After the events of December 21, 1999, two additional banks expected to join the Bank United syndicate withdrew their verbal commitments. The events of December 21, 1999 constituted defaults under the Bank United credit line and the Existing Credit Lines due to cross default provisions. The Credit Line with Prudential was suspended and has since been paid in full. The Company negotiated forbearance arrangements and short-term extensions with Bank United and lenders of the other Existing Credit Lines. As of June 2000, the lines with GMAC/RFC and Bank United were paid in full. The total amount outstanding on the Chase Line at December 31, 2000 was approximately $161,000, all of which was related to remaining residential rehabilitation properties. This line is expected to be paid in full no later than June 30, 2001. On February 28, 2000 the Company entered into a $20 million warehouse line of credit from IMPAC Warehouse Lending Group, one of the institutional investors which purchases the Company's loans. See "Item 1 - Business - Loan Funding and Borrowing Arrangements" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Business Strategy

Due to developments regarding the Investigation referred to in "Item 3 - Legal Proceedings", along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing, many of the Company's growth initiatives from prior year's were suspended or closed down completely in the year ended December 31, 2000. The following actions were taken:

     o In a continuing effort to reduce the Company's overhead and expenses and achieve profitability, PMCC Mortgage Corp. at its Board of Directors meeting on September 18, 2000 determined that on October 1, 2000, the Company would permanently close its office in Roslyn
          Heights, NY. PMCC Mortgage Corp. and PMCC Financial Corp. have relocated their corporate offices to the location of the existing branch office and former corporate office at 1767 Morris Avenue,
          Union, NJ 07083. In conjunction with this closing, the Company has negotiated with its landlord at 3 Expressway Plaza to terminate the remaining 4.5 years of its lease at that location. Certain post-closing and administrative functions were absorbed by the existing personnel in the Company's New Jersey and Florida locations. Remaining New York staff was relocated to a 1,000 square foot office in Rockville Centre, NY. The cost for terminating employees and the lease in Roslyn is approximately $875,000. After all reductions noted herein, it is anticipated that the Company will experience annualized cost savings of approximately $1.5 million. The Company's Roslyn retail office and administrative offices had previously been reduced in January 2000 from 86 employees to 45 and again in June 2000 to 17.

     o all retail branches opened during 1998 and 1999 were closed, along with one wholesale office acquired from Prime, resulting in a staff reduction of 36 employees. This included retail branches in potential high growth areas such as Las Vegas, Phoenix and Deerfield Beach which were in start-up situations and were incurring high expenses in relation to their current origination volume.

     o staffing at the Company's New Jersey and remaining Florida wholesale locations was reduced from 61 employees to 38 in January 2000 and to 36 in December 2000. The Florida locations have moved to more cost-efficient office locations. In 2001, the New Jersey wholesale operation was absorbed into the Florida wholesale operation.

     o the Company's web-site was closed down as was the Internet call center in Houston. As a start-up operation, this area was incurring high expenses in relation to the current origination volume.

     o the Company halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as practicable.

     At the same time the above actions were taken, PMCC's business strategy is to stabilize and strengthen its remaining areas of business. The Company added new account executives in its Florida wholesale office. More than 90% of mortgage loan applications taken by the Company in the 4th quarter of 2000 were as a result of its wholesale operations. Although the Company does not expect to reopen its own web site in the near future, it has made application to be listed on "lendingtree.com" to provide additional leads to potential borrowers. Additional loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates.

     It is anticipated that the Company will incur only small losses in the first quarter of 2001 primarily as the Company sees the full results of its cost cutting initiatives. PMCC currently estimates that it must achieve a minimum of approximately $16 million per month in new mortgage originations beginning in the second quarter of 2001 to achieve break-even profitability. Although the Company anticipates maintaining at least that level of originations from its remaining wholesale and retail operations, there can be no assurance that such origination volume will be achieved, that expected cost savings will be realized or that such originations will be sufficient to restore profitability.

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

     o broaden product offerings. The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its customers who may be "retail" customers and brokers who are sources of wholesale loan originations. The Company successfully negotiates master commitments from its investors for special niche products that are only offered to a limited number of companies nationwide. The Company intends to continue to negotiate these specialized master commitments to allow the Company to offer exceptional niche products that are only offered to a limited amount of companies nationwide; and

     o continue delegated underwriting approval status. The Company seeks to provide a high level of service to its retail and wholesale accounts, by having internal authority to approve a large portion of the loans it sells. In addition to FNMA, FHA and jumbo loans, the Company has been delegated authority by certain institutional investors to approve many of the Company's niche products. The Company has provided training for its processors and underwriters to efficiently review each file for compliance with investor guidelines. The Company believes that its delegated authority to approve most loans provides it with a competitive advantage because it allows the Company to provide additional services to its borrowers and correspondents.

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

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the five years ended December 31, 2000.

                                               Years Ended December 31,
                                                   ($ in thousands)
                                -------------------------------------------------------
                                 1996        1997        1998        1999        2000
                                 ----        ----        ----        ----        ----

Conventional Loans:
  Volume ...................   $ 75,400    $177,825    $359,143    $379,462    $191,312
  Percentage of total volume        57%         57%         62%         68%         92%
FHA/VA Loans:
  Volume ...................   $ 57,700    $ 75,060    $146,628    $167,153    $ 15,788
  Percentage of total volume        43%         24%         25%         30%          8%
Sub-Prime Loans
  Volume ...................          *    $ 61,675    $ 76,645    $ 14,083    $   --
  Percentage of total volume          *         19%         13%          2%          0%
Total Loans:
  Volume ...................   $133,100    $314,560    $582,416    $560,698    $207,100
  Number of Loans ..........        890       2,160       3,793       3,662       1,437
  Average Loan Size ........   $    150    $    146    $    154    $    153    $    144


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

     Wholesale Mortgage Operations. Wholesale mortgage originations are the responsibility of the Company's wholesale division, which solicits referrals of borrowers from a network of independent mortgage bankers and brokers located throughout Florida, New York and New Jersey. In wholesale originations, these mortgage bankers and brokers deal directly with the borrowers by assisting the borrower in collecting all necessary documents and information for a complete loan application, and serving as a liaison to the borrower throughout the lending process. The mortgage banker or broker submits this fully processed loan application to the Company for underwriting determination.

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

Retail Mortgage Originations. The Company's typical retail customer is assigned to one of the Company's mortgage loan officers working at one of the Company's offices who spends approximately one hour interviewing the applicant about his/her mortgage borrowing needs and explaining the Company's mortgage product alternatives. Following this interview, the mortgage loan officer assists the customer in completing an application and gathering supporting documentation (a "loan file"). Once the loan file is submitted, a sales manager reviews the file to verify that the loan complies with a specific product that the Company can resell to institutional investors. The Company assigns a loan processor to review a loan file for completeness and requests missing documentation from the borrower. The Company's review of a loan file and the related underwriting process generally includes matters such as verification of an applicant's sources of down payment, review of an applicant's credit report from a credit reporting agency, receipt of a real estate appraisal, verification of the accuracy of the applicant's income and other information, and compliance with the Company's underwriting criteria and those of either FHA and/or institutional investors. The Company's review/underwriting process allows it to achieve efficiency and uniformity in processing, as well as quality control over all loans. In the case of prime and FHA/VA mortgages, the underwriting process occurs at the Company's offices in Union, New Jersey.

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

     As discussed above, during 2000, the Company halted the acquisition of residential rehabilitation properties and has accelerated the sale of existing properties to improve cash flow.

Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking and residential rehabilitation financing activities in large part through warehouse lines of credit. Its ability to continue to originate mortgage loans and provide residential rehabilitation financings is dependent on continued access to capital on acceptable terms. The warehouse facilities require the Company to repay the amount it borrows to fund a loan generally within 30 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, from the proceeds from the sale of the properties. Until the loan is sold to an investor and repayment of the loan is made under the warehouse lines, the warehouse line provides that the funded loan is pledged to secure the Company's outstanding borrowings. The warehouse lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $11.9 million on December 31, 2000 and $8.4 million on April 4, 2001.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line was secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company had also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and by Robert Friedman, the Company's former Chief Operating Officer, Secretary, Treasurer and Chairman of the Board of Directors. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC informed the Company that they had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The Company anticipates paying down the entire facility no later than May 31, 2001. The balance outstanding on the Chase Line was $161,000 on December 31, 2000 and April 4, 2001. Interest payable on the Chase Line is variable based LIBOR plus 1.25% to 3.00% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. Prior to the line expiring on January 31, 2000, RFC had decided not to renew the warehouse line due to low usage as a result of the Company's exiting the sub-prime business and RFC's curtailment of their involvement in residential rehabilitation lending. RFC has agreed to continue to extend the line on a declining basis through a series of short-term extensions. The RFC Line was paid in full in June 2000. Interest payable on the RFC Line was variable based on LIBOR plus 1.35% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     To replace the expiring Chase Line, in November 1999, the Company entered into a one-year Mortgage Warehousing Loan and Security Agreement (the "Bank United Line") with Bank United, a federally chartered savings bank, as lending bank and agent. The Bank United Line provided a warehouse line of credit of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) for its mortgage originations and residential rehabilitation purchases. The Bank United Line was secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company had also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. Interest payable on the Bank United Line was variable based on LIBOR plus 1.50% to 3.00% based upon the underlying collateral.

     Due to the events relating to the Investigation, on December 22, 1999 Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. On March 1, 2000, Bank United agreed to an extension through March 31, 2000 on similar terms, with a reduction of the commitment from $20 million on March 13 to $13 million on March 31. Additional collateral held was returned in proportion to the reduction of the amount committed. On April 1, 2000, Bank United agreed to an extension on similar terms with a reduction of the commitment to $7 million through April 30, 2000. On April 25, 2000, Bank United agreed to a verbal extension on similar terms through May 15, 2000. The Bank United Line was paid in full in June 2000.

     The Company supplemented its warehouse facilities through a gestation agreement with Prudential Securities Corp. (the "Gestation Agreement"), which for financial reporting was characterized by the Company as a borrowing transaction. The Gestation Agreement provided the Company with up to $30 million of additional funds for loan originations through the Company's sale to this bank of originated mortgage loans previously funded under the warehouse facilities and committed to be sold to institutional investors. The Gestation Agreement did not have an expiration date but was terminable by either party upon written notice. Interest payable under the Gestation Agreement was variable based on LIBOR plus 0.0% to 1.00% based upon the underlying collateral. Due to the events regarding the Investigation, on December 22, 1999 Prudential suspended funding new loans under the agreement. As of March 21, 2000, all loans funded under the Gestation Agreement have been sold to the final investors.

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines was 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. The total outstanding under these lines at December 31, 2000 was $155,000. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses. These lines of credit have been terminated and the outstanding balance is expected to be paid in full in 2001.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage, which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2000 is $70,000.

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

Quality Control

     In accordance with HUD regulations, the Company is required to perform quality control reviews of its FHA mortgage originations. The Company outsources these reviews to a third party with expertise in performing such reviews. They examine approximately 10% of all conventional mortgage originations and 30% of all FHA mortgage originations for compliance with federal and state lending standards, which may involve reverifying employment and bank information and obtaining separate credit reports and property appraisals. Quality control reports are submitted to senior management monthly.

     As a result of the Investigation and the subsequent internal investigation by Dorsey & Whitney (See " - Recent Developments" and "Item 3 - Legal Proceedings"), PMCC has instituted additional quality control procedures to bolster the integrity of its loan underwriting process. The cornerstone of these new measures is a 100% review of all prospective loan applicants that are underwritten under any government program prior to closing. PMCC's quality control reviewer "reunderwrites" each prospective loan application, which entails a reverification of all the pertinent creditworthiness information provided by the prospective borrower before the scheduled closing and a thorough review of the Residential Appraiser Report. Reverification includes a thorough review of all gifts received by the borrower that contribute to the down payment, including documentation from the gift giver, an executed IRS Form 4506 to verify accuracy and validity of income stated on the application and verification of employment 24 hours prior to closing the loan.

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

Employees

     As of April 4, 2001, the Company has 43 employees, combined at all locations, substantially all of whom are employed full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 1767 Morris Avenue, Union, NJ 07083, where the Company leases office space at an annual rent of approximately $70,000. The lease expires on February 28, 2002. In conjunction with the reduction of its operations, the Company is currently negotiating to significantly reduce this office space.

     The Company leases office space in Deerfield Beach, Florida pursuant to a lease assignment that expires on October 31, 2002 with annual rent of $56,000. At December 31, 2000, the Company leased office space in Coral Gables, Florida pursuant to a month to month lease with monthly rent of $2,100. As of April 1, 2001, the Company entered into a new lease agreement for space in Coral Gables that expires on March 31, 2004 with an annual rent of $19,000.

     The Company leases office space in Rockville Centre, NY pursuant to a lease that expires on November 30, 2003 with annual rent of $20,000.

     The Company leases 3,000 square feet of general office space in Hauppauge, New York pursuant to a lease that expires on June 2002 at an average annual rent of approximately $40,000. The Company has closed this branch and has obtained a sublease agreement for the entire space through the end of the lease at the cost of its annual commitment.

     In all other locations where PMCC had opened and subsequently closed branches, the Company did not enter into any long-term lease commitments.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. Since July 2000, the Company has originated less than 1% of its loan volume through FHA products.

     As a result of this investigation, the Company incurred $1.7 million of direct expenses for the year ended December 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     One of the Company's warehouse banks has indicated that the Company owes such bank a total of $250,000 in penalities and fees in relation to its line of credit with the bank. The Company vigorously disputes this claim and believes it is without merit. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. The Common Stock was listed on the American Stock Exchange (the "Amex") under the symbol "PFC". On December 22, 1999, following the Company's announcement concerning the Investigation as described in "Item 1 - Business - Recent Developments" of this Report, the Amex suspended trading in the Common Stock. The Amex began reviewing the listing eligibility of the Common Stock. Among the issues on which the Amex review has focused is whether the Company's management has engaged in operations which in the opinion of the Amex are contrary to the public interest, as well as the Company's financial condition and ability to continue to originate and sell loans. The Company has furnished requested information to the Amex and, in connection with the Amex review process, the Company met with the Amex staff on March 7, 2000 to present information in support of continued listing. On September 22, 2000, PMCC was advised by the Amex that it was its intention to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Company exercised its right to appeal the decision of the Exchange. On December 15, 2000, PMCC was advised by the Amex that, after the appeal hearing to its Committee on Securities by Company management and outside counsel held on November 6, 2000, the Amex Adjudicatory Council agreed with and affirmed the Amex's staff decision to strike the Company's common stock from listing and registration on the Exchange. On December 22, 2000, Amex filed an application with the Securities and Exchange Commission to do so effective with the opening of the trading session on January 4, 2001. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF". The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the delisting could adversely affect the ability of broker-dealers to sell the Common Stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price.

The following table sets forth the closing high and low bid prices for the Common Stock for the fiscal period indicated.

1999                                               High                  Low
----                                               ----                  ---
1st Quarter..........................             $8.50                 $6.375
2nd Quarter..........................              8.00                  6.25
3rd Quarter..........................              9.25                  6.75*
4th Quarter (through December 21)....              7.625                 3.75*

2000                                               High                  Low
----                                               ----                  ---
1st Quarter..........................              N/A*                  N/A*
2nd Quarter..........................              N/A*                  N/A*
3rd Quarter..........................              N/A*                  N/A*
4th Quarter..........................              N/A*                  N/A*

2001                                               High                  Low
----                                               ----                  ---
1st Quarter..........................              $3.75*                $0.13

* - Trading of the Company's common stock was suspended on December 22, 1999 and was suspended throughout the year ended December 31, 2000, and commenced trading on the pink sheets in January 2001.

     The closing per share bid price of the Common Stock as reported by the Pink Sheets on April 4, 2001, was $0.15. As of December 31, 2000, the Company had 12 shareholders of record and approximately 1,100 beneficial shareholders.

Dividend Policy

To date, the Company has not paid a dividend on its Common Stock. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company currently intends to retain future earnings for use in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                     At or for the Years Ended December 31,
                                        ------------------------------------------------------------
                                            1996        1997       1998        1999         2000
                                        ------------------------------------------------------------
                                                     ($ in thousands, except per share data)
Revenues                                $  11,676   $  39,364   $  58,646   $  52,577    $  19,665
Net income (loss)                           1,034       3,701       1,938      (1,914)      (9,002)
Pro forma net income1                         517       2,150       2,709        --            --
Pro forma net income (loss)
      per share - diluted2                   0.21        0.84        0.75       (0.51)       (2.43)


Operating Data:

Mortgage loans originated:
Conventional                               75,400     177,825     359,143     379,462      191,312
FHA/VA                                     57,700      75,060     146,628     167,153       15,788
Sub Prime3                                   --        61,675      76,645      14,083         --
                                        ----------------------------------------------------------
                                          133,100     314,560     582,416     560,698      207,100
                                        ==========================================================
Number of loans originated                    890       2,160       3,793       3,662        1,437
Average principal balance per loan
originated                              $     150   $     146   $     154   $     153    $     144

Consolidated Balance Sheet Data:

Receivable from sales of loans          $   9,038   $  35,131   $  20,789   $   4,300    $    --
Mortgage loans held for sale, net ...       2,875      18,610      67,677      36,666       12,590
Residential rehabilitation properties       3,246      11,584      16,492      15,190          670
Total assets                               17,153      68,427     112,809      63,546       15,800
Borrowings                                 14,198      59,410      94,674      50,584       12,374
Shareholders' equity                        1,878       4,809      13,033      11,097        2,216

----------------------------------

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

3 For the year ended December 31, 1996, the Company estimates that the sub-prime loans accounted for less than 5% of the Company's total originals for those years and are included in conventional loans for that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Years Ended December 31, 2000 and 1999

General

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                       2000             1999
                                                    -------------  -------------

Sales of residential rehabilitation properties      $16,967,508     $35,960,124
Gains on sales of mortgage loans, net                 2,451,462      12,634,550
Loss on sales of delinquent loans                      (975,000)       (685,000)
Interest earned                                       1,221,312       4,666,844
                                                    -------------  -------------
Total revenues                                      $19,665,282     $52,576,518
                                                    =============  =============

     Revenues from the sale of residential rehabilitation properties decreased $19.0 million, or 53%, to $17.0 million for the year ended December 31, 2000 from $36.0 million for the year ended December 31, 1999. The number of residential rehabilitation properties sold was 120 for the year ended December 31, 2000 compared to 216 for the year ended December 31, 1999. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation properties partly offset by the initiative to sell the completed properties on hand as quickly as practicable. Additionally, on certain properties sold, a discount was given from the original contract pricing in order to expedite the sale due to cash requirements.

     Gains on sales of mortgage loans decreased $10.1 million, or 80%, to $2.5 million for the year ended December 31, 2000 from $12.6 million for the year ended December 31, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $207.1 million and $560.7 million for the years ended December 31, 2000 and 1999, respectively. This 63% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the year ended December 31, 2000, approximately 24% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 76% from its wholesale operations, compared to 56% retail and 44% wholesale for the year ended December 31, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $663,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the year ended December 31, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $1.6 million in total compared to the year ended December 31, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Discontinuing the sub-prime loan originations reduced gains by approximately $1.2 million for the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Although there can be no assurance thereof, the Company expects mortgage originations to increase along with the revenue margin per loan and therefore believes its gains on sales of mortgage loans will increase.

     The loss on sale of delinquent loans for the year ended December 31, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first nine months of 2000. These were imposed by increased capital requirements and Amendment Fees for warehouse lines, reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. The loss on sale of delinquent loans for the year ended December 31, 1999 represented the reserve booked anticipating the sale of loans on hand at December 31, 1999 that were subsequently sold at a discount.

     Interest earned decreased $3.5 million, or 74%, to $1.2 million for the year ended December 31, 2000 from $4.7 million for the year ended December 31, 1999. This decrease was primarily due to decreased mortgage originations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and the elimination of sub prime mortgage originations which generally are at higher rates and are held for sale longer than conventional mortgage originations. Additionally, there was a decrease in the amount of time a loan is held before being sold to the final investor. This more rapid turnover allows the Company to utilize a lower warehouse line but results in less interest earned by the Company before the loan is sold.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------    -----------
Cost of sales-residential rehabilitation properties   $16,580,076    $33,084,179
Compensation and benefits                               5,018,448     11,826,434
Interest expense                                        1,983,774      4,818,304
Expenses resulting from Investigation                   1,669,900          --
Expenses relating to closing Roslyn office                875,065          --
Other general and administrative                        3,523,357      5,969,821
                                                      -----------    -----------
Total expenses                                        $29,650,620    $55,698,738
                                                      ===========    ===========

     Cost of sales - residential rehabilitation properties decreased $16.5 million, or 50%, to $16.6 million for the year ended December 31, 2000 from $33.1 million for the year ended December 31, 1999. This decrease was the result of the decrease in the number of properties sold in the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Compensation and benefits decreased $6.8 million, or 58%, to $5.0 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31,1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 43 employees at December 31, 2000 from 185 at December 31, 1999.

     Interest expense decreased $2.8 million, or 58%, to $2.0 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. This decrease was primarily attributable to the decrease in mortgage originations and the decrease in the amount of sub-prime mortgage originations that generally are held on the warehouse lines longer than conventional mortgage originations along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility and a decrease in the amount of time a loan is held before being sold to the final investor.

     As a result of the Investigation, the Company incurred direct expenses of $1.7 million in the year ended December 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     As a result of the closing the Roslyn office, the Company incurred direct expenses of $875,000 in the year ended December 31, 2000. These expenses include termination and broker costs for the settlement with the landlord to terminate the lease, write-offs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees.

     Other general and administrative expense decreased $2.5 million, or 42%, to $3.5 million for the year ended December 31, 2000 from $6.0 million for the year ended December 31, 1999. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company, partly offset by increases incurred in connection with the expansion in Florida from the Prime acquisition, including rent and facilities expense, telephone and marketing.

     The Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion, expenses will decrease.

     The net loss of $9.0 million for the year ended December 31, 2000 was an increase of $7.1 million or 374%, from the net loss of $1.9 million for the year ended December 31, 1999. In addition to the above changes in revenues and expenses, for the year ended December 31, 2000 the Company did not record a tax benefit of $2.5 million for net operating losses generated due to the uncertainty of the realization of this benefit in future periods. The Company has a net operating loss carry forward of $6.7 million at December 31, 2000.

     Although there can be no assurance thereof, the Company believes that, as a result of certain cost cutting initiatives and contraction of business expansion in the first quarter of 2001, total expenses for the year ended December 31, 2001 will decrease as compared to 2000 expenses.

Years Ended December 31, 1999 and 1998

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------    -----------

Sales of residential rehabilitation properties       $35,960,124     $35,731,990
Gains on sales of mortgage loans, net                 11,949,550      17,233,729
Interest earned                                        4,666,844       5,680,700
                                                     -----------     -----------
Total revenues                                       $52,576,518     $58,646,419
                                                     ===========     ===========

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

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Years Ended December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------    -----------
Cost of sales-residential rehabilitation properties  $33,084,179     $32,936,131
Compensation and benefits                             11,826,434      11,035,625
Interest expense                                       4,818,304       5,831,811
Other general and administrative                       5,969,821       4,252,127
                                                     ------------    -----------
Total expenses                                       $55,698,738     $54,055,694
                                                     ===========     ===========

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

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under its warehouse facilities, bank lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse facilities at December 31, 2000 was $12.3 million. Such borrowings declined to $8.6 million at April 4, 2001. The warehouse facilities are secured by the mortgage loans and residential rehabilitation properties funded with the proceeds of such borrowings.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $8.3 million on April 4, 2001.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase")  and PNC Bank  ("PNC").  The Chase Line  provided a warehouse  line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. The Chase Line originally was set to expire in August 1999 but was extended through November 8, 1999. Chase and PNC both had decided to curtail their involvement in mortgage warehouse lending and had decided not to renew the facility for that reason. The Chase Line was further extended to December 24, 1999 on a declining basis in order to complete the funding of all loans and properties on the line on November 8, 1999. No new loans or properties were added to this line subsequent to November 8, 1999. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short-term extensions. The balance outstanding on the Chase Line was $160,000 on December 31, 2000 and on April 4, 2000. Interest payable on the Chase Line is variable based on LIBOR plus 1.25% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. The RFC Line was set to expire on January 31, 2000. RFC had decided not to renew the warehouse line due to low usage as a result of the Company's exiting the sub-prime business and RFC's curtailment of their involvement in residential rehabilitation lending. RFC has agreed to continue to extend the line on a declining basis through a series of short-term extensions. Interest payable on the RFC Line is variable based on LIBOR plus 1.35% to 2.25% based upon the underlying collateral. Minimal fees were paid for the extensions and there was no change in the method of calculating interest. The RFC line was paid in full in June 2000.

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

     Due to the events relating to the Investigation, on December 22, 1999, Bank United declared a default of the Bank United Line agreement and suspended funding under the agreement. Bank United continued to fund new mortgage loans only on a limited day to day basis and only with the personal guarantee of Ronald Friedman and additional collateral in the form a $500,000 cash deposit by the Company at Bank United. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigation. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. The Commitment amount of the line was reduced from $40 million to $33 million and the interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. On February 1, 2000, for an additional Amendment Fee of $100,000, Bank United agreed to an extension on similar terms through February 28, 2000. On March 1, 2000, Bank United agreed to an extension through March 31, 2000 on similar terms, with a reduction of the commitment from $20 million on March 13 to $13 million on March 31. Additional collateral held was returned in proportion to the reduction in the amount committed. On April 1, 2000, Bank United agreed to an extension on similar terms with a reduction of the commitment to $7 million through April 30, 2000. On April 25, 2000, Bank United agreed to a verbal extension on similar terms through May 15, 2000. The Bank United Line was paid in full in June 2000.

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. In order to maximize profits through hedging strategies, additional lines would be required.

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

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines is 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. The total outstanding under these lines at December 31, 2000 was $150,000. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses. These lines of credit have been terminated and the outstanding balance is expected to be paid in full in 2001.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage, which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note was $70,000 at December 31, 2000 and April 4, 2001.

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

     Net cash provided by operations for the year ended December 31, 2000, was $37.4 million. The Company received cash from the $26.9 million decrease in mortgage loans held for sale and investment and $14.5 million net decrease in residential rehabilitation properties along with a $4.3 million decrease in receivables from sales of loans. The decrease in these assets allowed the Company to decrease borrowings under the warehouse facilities and the Gestation Agreement by $38.2 million.

     The Company had additional cash requirements in the first quarter of 2000 imposed by the increased capital requirements and Amendment Fees for it warehouse lines, the reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. In order to raise cash expediently, the Company sold residential rehabilitation properties in its portfolio at prices that reduced the contractual fees the Company normally received from the sales of those properties and in certain instances at a price less than the cost to PMCC. The Company also sold at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. Additionally, the Company closed new "start-up" retail branches opened in 1998 and 1999, closed the newly opened internet call center in Houston and reduced staffing at all remaining locations, resulting in estimated annualized cost savings of approximately $3.3 million. The Company believes that a greater emphasis on wholesale lending presents the Company with the ability to continue to offer consumers a broad range of products by the most cost-effective means. In 2001, the Company's management has and will take numerous steps to create a positive cash flow for the Company. These include selling the remaining rehab properties on hand at December 31, 2000, changing the methodology whereby the Company prices its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions have been made in the first quarter of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. Although the Company does not expect to reopen its own web site, it has made application to be listed on "lendingtree.com" to provide additional leads to potential borrowers. Additional commission-only loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates. The Company's existing capital resources, including the funds from its $20 million committed warehouse facility with IMPAC and cash flow from its remaining operations, are expected be sufficient to fund its current mortgage banking operation during 2001.

     The Company currently finances its mortgage banking operations with a single warehouse facility (the IMPAC Line). The IMPAC Line has no stated expiration date, but is terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facility without an immediate replacment could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements, as well as SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," became effective for the Company during 2000. The provisions of this interpretation that are applicable to the Company were implemented on a prospective basis as of July 1, 2000.

Financial Accounting Standards Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" became effective for the Company during 2000. The provision of this interpretation that is applicable to the Company was implemented on a prospective basis as of July 1, 2000.

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

     In past years, management used hedging strategies to protect against the risk incurred with sales of mortgage loans in the secondary market when interest rates rise and fall. Hedging strategies involve buying and selling mortgage-backed securities so that if interest rates increase or decrease sharply and the Company expects to suffer a loss on the sale of those loans, the buying and selling of mortgage-backed securities will offset the loss. The Company analyzes the probability that a group of loans that have been originated will not close, and try to match purchases and sales of mortgage-backed securities to the amount expected will close. An effective hedging strategy is complex and no hedging strategy can completely eliminate risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans originated and closed. To the extent the two prices do not move in tandem, the hedging strategy may not work, and the Company may experience losses on sales of mortgage loans in the secondary market. The other key factor is whether the probability analysis properly estimates the number of loans that will actually close. To the extent that the Company's hedging strategy is unable to effectively match purchases and sales of mortgage-backed securities with the sale of the closed loans originated, the Company's gains on sales of mortgage loans will be reduced, or the Company will experience a net loss on those sales.

     Due to the amount of warehouse lines available and the time constraints to remove loans from the lines, during 2000 PMCC sold all loans closed through best effort commitments, which means there is no penalty if the loans do not close. Some loans are sold on a mandatory delivery basis. Selling on a mandatory delivery basis means the Company is required to sell the loans to a secondary market investor at an agreed upon price. This potentially generates greater revenue because secondary market investors are willing to pay more for a mandatory delivery commitment. However, it also exposes the Company to greater losses if the loans do not close. Generally, PMCC does not sell loans on a mandatory basis until the loans are closed, eliminating the risk of not closing the loan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEMS 10, 11,12 and 13.

     The information required by this Part III is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days from the end of the period covered by this report.

PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page No.
                                                                                        --------

     (a)  The following documents are filed as part of this Report:

               1.   Index to Consolidated Financial Statements                             35

                    Report of Independent Public Accountants                               F-1

                    Report of Prior Independent Public Accountants                         F-2

                    Consolidated Statements of Financial Condition as of
                        December 31, 2000 and 1999                                         F-3

                    Consolidated Statements of Operations for the years
                        ended December 21, 2000, 1999 and 1998                             F-4

                    Consolidated Statement of Shareholders' Equity for the years
                        ended December 31, 2000, 1999 and 1998                             F-5

                    Consolidated Statements of Cash Flows for the years
                        ended December 31, 2000, 1999 and 1998                             F-6

                    Notes to Consolidated Financial Statements for the years
                        ended December 31, 2000, 1999 and 1998                             F-8

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

     (b)  Reports on Form 8-K:
               On March 6, 2000,  the  Company  filed a Report on Form 8-K dated
               February  28,  2000   relating  to  a  change  in  the  Company's
               independent  auditors.  On August 21, 2000,  the Company  filed a report on Form 8-K dated July 28, 2000  relating to the  purchase of the Company stock by Internet Business's  International,  Inc.
               Ronald  Friedman,  Robert  Friedman and the Ronald  Friedman 1997
               Guarantor  Retained  Annuity  Trust.  On September 29, 2000,  the
               Company  filed a report  on Form 8-K  dated  September  18,  2000 regarding the closing of the Roslyn  office,  the  termination of
               Keith  Haffner,  and the intention of the American Stock Exchange to proceed with the filing of an application  with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. On January 3, 2001, the
               Company  filed a  report  on Form 8-K  dated  December  15,  2000 relating  to the  final  decision  of the  Amex  to  de-list  the
               Company's common stock.

     (c)  The following exhibits are included in this report:

                Exhibit
                Number              Description
                -------             -----------

                  3.1      --       Form of Certificate of Incorporation (1)

                  3.2      --       Form of By-Laws (1)

                  4.1      --       Form of Common Stock Certificate (1)

                  4.2      --       Form of Representatives' Warrant (1)

                  10.1     --       1997 Stock Option Plan (1)

                  10.2     --       Premier Stock Option Plan (1)

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

                  10.24    --       Mortgage  Warehousing  Loan and  Security
                                    Agreement  dated  as of  November  11,  1999
                                    among the Company  the Banks  named  therein
                                    and Bank United,  as Agent (the "Bank United
                                    Agreement").

                  10.25    --       Amendment  No. 1, dated as of January 19,
                                    2000, to the Bank United Agreement.

                  10.26    --       Amendment  No.  2,  dated as of  March1,
                                    2000, to the Bank United Agreement.

                  10.27    --       Amendment  No.  3,  dated as of April 1,
                                    2000, to the Bank United Agreement.

                  10.28    --       12/29 Amendment, dated as of December 24,
                                    1999, to the Chase/PNC Credit Agreement.

                  10.29    --       02/00 Amendment, dated as of February 29,
                                    2000, to the Chase/PNC Credit Agreement.

                  10.30    --       Warehousing Credit and Security Agreement
                                    dated  as  of  October  30,   1998   between
                                    Residential  funding Corporation ("RFC") and
                                    the Company (the "RFC Credit Agreement").

                  10.31    --       Letter Agreements regarding extensions to
                                    RFC Credit  Agreement dated October 10, 1999
                                    and November 29, 1999.

                  10.32    --       Letter Agreements regarding forbearance
                                    dated December 31, 1999, February 1, 2000,
                                    February 29, 2000 and April 10, 2000 between
                                    RFC and the Company relating to the RFC
                                    Credit Management

                  16.1     --       Letter   re:   Change   in   Certifying
                                    Accountants (5)

                  21.1     --       Subsidiaries of Registrant (1)

                  27.1     --       Financial Statement Schedule

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

Dated: April 12, 2000

                                          PMCC FINANCIAL CORP.


                                          By  /s/ Andrew Soskin
                                              ----------------------------------
                                              Andrew Soskin, Interim President &
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.
    Signature                        Title                            Date
--------------------------------------------------------------------------------

                     Interim President & Chief Executive Officer  April 12, 2000
/s/ Andrew Soskin    Executive Vice President and Director
-------------------
Andrew Soskin

/s/Stanley Kreitman  Chairman of the Board of Directors           April 12, 2000
-------------------
Stanley Kreitman


                     Executive Vice President, Chief Financial    April 12, 2000
                     Officer and Secretary (Principal Accounting
/s/ Stephen J. Mayer Officer)
--------------------
Stephen J. Mayer

/s/ Louis Cherry     Director                                     April 12, 2000
--------------------
Louis Cherry

/s/ David Flyer      Director                                     April 12, 2000
--------------------
David Flyer

/s/ Joel L. Gold     Director                                     April 12, 2000
--------------------
Joel L. Gold


/s/ Albert Reda      Director                                     April 12, 2000
--------------------
Albert Reda

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                           Page No.
                                                                                           -------
Reports of Independent Auditors.........................................................   F-1 to F-2
Consolidated Financial Statements:
      Balance Sheets at December 31, 2000 and 1999......................................      F-3
      Statements of Operations for the Years Ended December 31, 2000, 1999
      and 1998..........................................................................      F-4
      Statements of Changes in Shareholders' Equity for the Years Ended
      December 31, 2000, 1999 and 1998..................................................      F-5
      Statements of Cash Flows for the Years Ended December 31, 2000, 1999
      and 1998..........................................................................      F-6
Notes to Consolidated Financial Statements..............................................      F-8

                              PMCC FINANCIAL CORP.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                  (With Independent Auditors' Reports Thereon)

                          Independent Auditors' Report


The Board of Directors
PMCC Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of PMCC Financial Corp. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PMCC Financial Corp. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                       /s/ Marcum & Kliegman LLP

Woodbury, New York
April 9, 2001

                          Independent Auditors' Report


The Board of Directors
PMCC Financial Corp.:


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of PMCC Financial Corporation and Subsidiary for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PMCC Financial Corporation and Subsidiary for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP
                                        --------------------


Melville, New York
March 23, 1999

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999


                            Assets                                 2000           1999
                                                              ------------    -----------

Cash and cash equivalents                                     $     21,988    $   214,957
Restricted cash                                                       --          500,000
Receivables from sales of loans                                       --        4,300,279
Mortgage loans held for sale, net                               12,590,415     36,666,397
Mortgage loans held for investment, net                            226,650      3,112,179
Accrued interest receivable                                        150,000        125,000
Other receivables, net                                           1,417,611      1,396,756
Residential rehabilitation properties, net                         670,395     15,189,753
Furniture, fixtures and equipment, net                             512,718      1,169,327
Prepaid expenses and other assets                                  210,428        870,875
                                                              ------------    -----------

        Total assets                                          $ 15,800,205    $63,545,523
                                                              ============    ===========


                      Liabilities and Shareholders' Equity

Liabilities:
    Notes payable - principally warehouse lines of credit    $  12,374,111    $50,584,370
    Accrued expenses and other liabilities                       1,210,451      1,531,374
    Deferred income taxes                                             --          333,000
                                                             -------------    -----------

        Total liabilities                                       13,584,562     52,448,744
                                                             -------------    -----------

Commitments & contingencies - notes 9 and 11

Shareholders' equity:
    Common stock, $.01 par value; 40,000,000 shares
       authorized; 3,750,000 shares issued                          37,500         37,500
    Additional paid-in capital                                  11,038,538     10,917,283
    Retained (deficit) earnings                                 (8,605,924)       396,467
    Treasury stock, 43,000 shares, at cost                        (254,471)      (254,471)
                                                             -------------    -----------

        Total shareholders' equity                               2,215,643     11,096,779
                                                             -------------    -----------

        Total liabilities and shareholders' equity           $  15,800,205    $63,545,523
                                                             =============    ===========


See accompanying notes to consolidated financial statements.

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998


                                                                2000            1999           1998
                                                                ----            ----           ----
Revenues:
    Sales of residential rehabilitation properties         $ 16,967,508    $ 35,960,124    $ 35,731,990
    Gains on sales of mortgage loans, net                     2,451,462      12,634,550      17,233,729
    Loss on sales of delinquent loans                          (975,000)       (685,000)           --
    Interest earned                                           1,221,312       4,666,844       5,680,700
                                                           ------------    ------------    ------------

                                                             19,665,282      52,576,518      58,646,419
                                                           ------------    ------------    ------------

Expenses:
    Cost of sales, residential rehabilitation properties     16,580,076      33,084,179      32,936,131
    Compensation and benefits                                 5,018,448      11,826,434      11,035,625
    Interest expense                                          1,983,774       4,818,304       5,831,811
    Expenses resulting from Investigation (Note 11)           1,669,900
    Expenses relating to closing Roslyn office                  875,065
    Other general and administrative                          3,523,357       5,969,821       4,252,127
                                                           ------------    ------------    ------------

                                                             29,650,620      55,698,738      54,055,694
                                                           ------------    ------------    ------------

(Loss) income before income tax (benefit) expense            (9,985,338)     (3,122,220)      4,590,725

Income tax (benefit) expense                                   (982,947)     (1,208,000)      2,653,000
                                                           ------------    ------------    ------------

                    Net (loss) income                      $ (9,002,391)   $ (1,914,220)   $  1,937,725
                                                           ============    ============    ============

Net (loss) per share of common stock - basic and diluted   $      (2.43)   $      (0.51)
                                                           ============    ============

Weighted average number of shares
    outstanding - basic and diluted                           3,707,000       3,723,965
                                                           ============    ============

Unaudited pro forma information:

Historical income before
    income tax expense                                                                     $  4,590,725
Provision for pro forma income taxes                                                         (1,882,000)
                                                                                           -------------

Pro forma net income                                                                       $  2,708,725
                                                                                           =============

Pro forma net income per share
    of common stock - basic                                                                $       0.76
                                                                                           =============

Pro forma net income per share
    of common stock - diluted                                                              $       0.75
                                                                                           =============

Pro forma weighted average number of
    shares outstanding - basic                                                                3,580,199
                                                                                           =============

Pro forma weighted average number of shares and
    share equivalents outstanding - diluted                                                   3,624,872
                                                                                           =============


See accompanying notes to consolidated financial statements.

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended December 31, 2000, 1999 and 1998



                                             Number of                    Additional       Retained
                                              shares         Common         paid-in       (deficit)       Treasury
                                            outstanding      stock          capital        earnings         stock           Total
                                            -----------   ------------   ------------   ------------     -----------    ------------

Balance at January 1, 1998                   2,500,000    $     25,000   $    693,025   $  4,091,184     $      --     $  4,809,209

Issuance of common stock                     1,250,000          12,500      9,170,825           --              --        9,183,325
Net income                                        --              --             --        1,937,725            --        1,937,725
Reclassification of undistributed
   S corporation earnings                         --              --          982,183       (982,183)           --             --
Treasury stock purchases                       (25,200)           --             --             --          (161,646)      (161,646)
Distributions of S corporation earnings           --              --             --       (2,736,039)           --       (2,736,039)
                                            -----------   ------------   ------------   ------------    ------------   ------------

Balance at December 31, 1998                 3,724,800          37,500     10,846,033      2,310,687        (161,646)    13,032,574

Net (loss)                                        --              --             --       (1,914,220)           --       (1,914,220)
Treasury stock purchases                       (17,800)           --             --             --           (92,825)       (92,825)
Amortization of warrants                          --              --           71,250           --              --           71,250
                                            -----------   ------------   ------------   ------------    ------------   ------------

Balance at December 31, 1999                 3,707,000          37,500     10,917,283        396,467        (254,471)    11,096,779

Net (loss)                                        --              --             --       (9,002,391)           --       (9,002,391)
Amortization and issuance of warrants             --              --          121,255           --              --          121,255
                                            -----------   ------------   ------------   ------------    ------------   ------------

Balance at December 31, 2000                 3,707,000    $     37,500   $ 11,038,538   $ (8,605,924)   $   (254,471)   $ 2,215,643
                                            ==========    ============   ============   ============    ============    ===========









See accompanying notes to consolidated financial statements.

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998



                                                                               2000           1999            1998
                                                                          -------------   ------------   -------------
Cash flows from operating activities:
    Net (loss) income                                                     $  (9,002,391)  $ (1,914,220)  $  1,937,725
    Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
        Residential rehabilitation properties (exclusive
          of cash paid directly to/by independent
          contractors):
            Contractual fees received                                          (387,432)    (2,875,945)    (2,795,859)
            Proceeds from sales of properties                                16,967,508     35,960,124     35,731,990
            Cost of properties acquired and other related cost               (2,060,718)   (31,782,418)   (37,843,372)
        Warrants issued for services                                            121,255         71,250           --
        Loss on sale and disposal of furniture, fixtures,
          equipment and leasehold improvements                                  322,730         23,808           --
        Deferred income tax (benefit) expense                                  (333,000)      (941,000)     1,274,000
        Depreciation and amortization                                           280,679        219,825        114,960
        (Increase) decrease in accrued interest receivable                      (25,000)       198,940        (11,168)
        Decrease in receivable from sales of loans                            4,300,279     16,489,191     14,341,387
        Decrease (increase) in mortgage loans
          held for sale and investment, net                                  26,961,511     29,615,331    (50,784,338)
        Increase in other receivables, net                                      (20,855)      (512,242)      (486,070)
        Decrease (increase) in prepaid expenses and other assets                660,447       (338,324)      (110,288)
        Decrease in due to affiliates                                              --       (1,187,998)    (1,896,505)
        (Decrease) increase in accrued expenses
          and other liabilities                                                (320,923)      (831,775)     1,239,201
                                                                          -------------   ------------   -------------
               Net cash provided by (used in)
                 operating activities                                        37,464,090     42,194,547    (39,288,337)
                                                                          -------------   ------------   -------------
Cash flows from investing activities:
    Purchases of furniture, fixtures and equipment                              (57,165)      (365,698)      (656,473)
    Proceeds received on sale of furniture fixtures and equipment               110,365           --             --
    Acquisition of Prime Mortgage assets                                           --         (250,000)          --
                                                                          -------------   ------------   -------------
               Net cash provided by (used in)
                 investing activities                                            53,200       (615,698)      (656,473)
                                                                          -------------   ------------   -------------

                                                                     (Continued)

                       PMCC FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998




                                                                               2000           1999            1998
                                                                          -------------   ------------   -------------

Cash flows from financing activities:
    Distributions to shareholders, net of distribution payable            $        --     $  (277,700)   $ (2,458,339)
    Net decrease in notes payable-shareholder                                      --              --        (293,163)
    Proceeds from issuance of common stock                                         --              --       9,183,325
    Net (decrease) increase in notes payable-
      principally warehouse lines of credit                                 (38,280,259)  (44,089,369)     35,557,230
    Proceeds from notes payable-related party                                   325,000            --              --
    Repayment of notes payable - related party                                 (255,000)           --              --
    Decrease (increase) in restricted cash                                      500,000      (500,000)             --
    Treasury stock purchased                                                         --       (92,825)       (161,646)
                                                                          -------------   ------------   ------------

            Net cash (used in) provided by
               financing activities                                         (37,710,259)  (44,959,894)     41,827,407
                                                                          -------------   ------------   ------------

Net (decrease) increase in cash and cash equivalents                           (192,969)   (3,381,045)      1,882,597

Cash and cash equivalents at beginning of year                                  214,957     3,596,002       1,713,405
                                                                          -------------   ------------   ------------

Cash and cash equivalents at end of year                                  $      21,988   $   214,957    $  3,596,002
                                                                          =============   ===========    ============

Supplemental information:
    Cash paid during the year for:
      Interest                                                            $   2,125,867   $ 4,318,000    $  6,006,203
                                                                          =============   ===========    ============

      Income taxes                                                        $      11,190   $   504,647    $    542,188
                                                                          =============   ===========    ============

    Loans transferred from held for sale to held for
      investment                                                          $     787,621   $ 1,394,951    $  1,717,228
                                                                          =============   ===========    ============



See accompanying notes to consolidated financial statements.

(1)  Organization and Summary of Significant Accounting Policies

     PMCC Financial Corp. (the "Company"), a Delaware corporation, was organized in 1998 to own the stock of PMCC Mortgage Corp. ("PMCC") (formerly Premier Mortgage Corp.) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial offering price of $9 per share. Prior to the IPO, the existing shareholders of PMCC contributed their stock to the Company in exchange for 2,500,000 shares of common stock of the Company (the "Reorganization"). Accordingly, the accompanying financial statements reflect the effect of the Reorganization retroactively to the beginning of 1998. The Reorganization was accounted for as a reorganization of entities under common control and, accordingly, retained earnings at the time of the Reorganization (representing undistributed S corporation earnings) were reclassified to additional paid-in capital.

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

     (c)  Cash and Cash Equivalents

          For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market accounts and other short-term liquid investments with an original maturity of three months or less.

     (d)  Receivables from Sales of Loans

          Receivables from the sales of loans represents proceeds due from investors for loan sales under the Gestation Line and transactions which closed on or prior to the statement of financial condition date.

     (e)  Mortgage Loans Held for Sale

          Mortgage loans held for sale, net of any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost. The Company follows a strategy of selling all of its originated loans on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of the majority of the Company's loan sales does not, however, entirely eliminate the Company's default risk since the Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to make its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process. Reserves for recourse mortgage sales were $114,000 and $170,000 at December 31, 2000 and 1999, respectively.

     (f)  Mortgage Loans Held for Investment

          Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses of $685,000 at December 31, 1999. There was no allowance at December 31, 2000. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

     (g)  Other Receivables

          Other receivables consist primarily of a tax refund due the Company for net operating loss carrybacks, notes and other amounts due from officers of the Company, draw advances to loan officers on commission and escrows held and shortages on sales of mortgage loans and residential rehab properties sold. Advances and notes due from former employees are retained on the books but are fully reserved. Reserves for uncollectibles were $1,797,000 and $647,000 at December 31, 2000 and 1999, respectively.

     (h)  Residential Rehabilitation Properties

          PMCC's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. The properties are acquired and marketed by various independent contractors ("rehab partners"), but funded by, and titled in the name of, one of the subsidiaries. The properties are generally offered to the rehab partners by banks, other mortgage companies, and government agencies that have acquired title and possession through a foreclosure proceeding. Upon sale, the subsidiaries receive an agreed upon fee plus reimbursement for any acquisition and renovation costs advanced. In the event the properties are not sold within an agreed-upon time period, generally within three to five months of acquisition, the subsidiaries are also entitled to receive an additional interest cost-to-carry. The Company records as revenue the gross sales price of these properties at such time the properties are sold to the ultimate purchasers and the Company records cost of sales equal to the difference between the gross sales price and the amount of its contracted income pursuant to its agreements with the rehab partners. The residential rehabilitation properties are carried at the lower of cost or fair value less cost to sell (as determined by independent appraisals of the properties). The agreements with the rehab partners contain cross collateralization provisions and personal guarantees that minimize the risks associated with changing economic conditions and failure of the rehab partners to perform. In 2000, the Company halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as practicable. There was no reserve for property valuations at December 31, 2000. Reserves at December 31, 1999 were $400,000.

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

     (k)  Loan Origination Fees

          Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Net deferred origination costs were $620,000 and $1,105,000 at December 31, 2000 and 1999, respectively, and are included in "Mortgage loans held for sale, net" in the accompanying consolidated statements of financial condition.

     (l)  Income Taxes

          The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes". Prior to February 18, 1998, certain of PMCC's subsidiaries had elected to be treated as S corporations for both federal and state income tax purposes. As a result, the income of the subsidiaries through February 18, 1998 was taxed directly to the individual shareholders. On February 18, 1998, in conjunction with the Company's Reorganization and IPO, the S corporation elections were terminated and PMCC's subsidiaries became C corporations for federal and state income tax purposes and, as such, became subject to federal and state income taxes on their taxable income for periods after February 18, 1998. The provision for income taxes for the year ended December 31, 1998 includes a provision for deferred income taxes of $1,003,000 related to the temporary differences existing at the termination of the S corporation elections. Pro forma net income for the year ended December 31, 1998 includes pro forma income tax, as if the Company had been taxed as a C corporation throughout the period.

     (m)  Earnings Per Share Of Common Stock

          Basic  earnings per share (EPS) is  determined  by dividing net income
          (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the years ended December 31, 2000 and 1999. The additional number of shares included in the calculation of pro forma diluted EPS arising from outstanding dilutive stock options and warrants was 44,673 shares for the year ended December 31, 1998.

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

     (n)  Recently Issued Accounting Pronouncements

          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements, as well as SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
          Statements," became effective for the Company during 2000. The provisions of this interpretation that are applicable to the Company were implemented on a prospective basis as of July 1, 2000, which had no material effect on the Company's financial statements.

          Financial Accounting Standards Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" became effective for the Company during 2000. The provisions of this interpretation that are applicable to the Company were implemented on a prospective basis as of July 1, 2000, which had no material effect on the Company's financial statements.

(2)  Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment and their related useful lives are summarized as follows at December 31:


                                                 2000          1999           Life in years
                                            -----------    -----------        -------------
Furniture and fixtures                      $   202,169    $   627,633              7
Office equipment                                826,311        871,790              5
Leasehold improvements                            -            189,442              7
                                            -----------    -----------
                                              1,028,480      1,688,865

Accumulated depreciation and amortization      (515,762)      (519,538)
                                            -----------    -----------

Furniture, fixtures and equipment, net      $   512,718      1,169,327
                                            ===========      =========


     During the year ended December 31, 2000, the Company closed its office in Roslyn Heights, New York, along with other branch locations. In relation to these closings, the Company sold furniture and fixtures and office equipment with a net book value of $254,530 for total proceeds of $110,366, resulting in a net loss of $144,164. Additionally, in conjunction with the Roslyn Heights closing and the termination of the lease thereon, the Company wrote off leasehold improvements with a net book value of $178,566.

     Depreciation and amortization expense related to furniture, fixtures and office equipment, included in other general and administrative expense in the consolidated statements of operations, amounted to $280,679, $219,825 and $114,960 in 2000, 1999 and 1998, respectively.

(3)  Notes Payable

     Notes payable consisted of the following at December 31:

                                                    2000            1999
                                                -----------     -----------

     Warehouse lines of credit                  $12,091,824     $48,143,331
     Revolving lines of credit                      154,640       2,294,420
     Note payable - related party                    70,000            --
     Installment loan payable                        57,647
                                                                    146,619
                                                -----------     -----------

                                                $12,374,111     $50,584,370
                                                ===========     ===========

     At December 31, 2000 and 1999, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate (9.5% at December 31, 2000) as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The total amount outstanding on the IMPAC Line at December 31, 2000 was $11,931,038.

     In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company. The borrowings for residential rehabilitation properties under this line are guaranteed by Ronald Friedman, the Company's former President and CEO currently a consultant to the Company, and by Robert Friedman, owner of 17% of the Company's outstanding stock and the father of Ronald Friedman. Interest payable is variable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. After the line expired in August 1999, Chase and PNC agreed to continue to extend the line on a specified declining basis through a series of short-term extensions. The total amount outstanding on the Chase Line at December 31, 2000 was $160,786, all of which was related to remaining residential rehabilitation properties. The interest rate was 9.64% at December 31, 2000. This line is expected to be paid in full no later than June 30, 2001.

     The Company also maintained a warehouse line of credit with GMAC/RFC (the "RFC Line") of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. Interest payable was variable based on LIBOR plus 1.35% to 2.25% depending upon the underlying collateral. After the line expired in January 2000, RFC agreed to continue to extend the line on a declining basis through a series of short-term extensions. As of June 2000, the RFC Line was paid in full.

     In November 1999, the Company entered into a one-year Mortgage Warehousing Loan and Security Agreement (the "Bank United Line") with Bank United, a federally chartered savings bank, that provided a warehouse line of credit of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) to the Company. Due to the events relating to the Investigation (see Note 11), on December 22, 1999 Bank United declared a default and suspended funding under the agreement. Bank United continued to fund new mortgage loans on a limited day to day basis with the personal guarantee of Ronald Friedman and additional cash collateral of $500,000. The interest rate was increased to LIBOR plus 2.00% to 3.50% based upon the underlying collateral. Interest rates ranged from 7.91% to 9.41% at December 31, 1999. On January 18, 2000, Bank United agreed to a limited extension of the warehouse agreement through January 28, 2000 and to waive the existing default relating to the Investigations. In return for this, Bank United required additional collateral pledged to the bank in the form of the $500,000 cash deposit previously noted and $1.5 million in marketable titles to residential rehabilitation properties owned by PMCC, an additional 3% cash reduction in the funding amount of all loans funded on the Bank United Line, the continued personal guarantee of Ronald Friedman and an Amendment Fee of $250,000. Bank United had agreed to a series of one month extensions under similar terms and for an additional fee of $100,000 at declining commitment amounts. As of June 2000, this warehouse line of credit was paid in full.

     The Company supplemented its Warehouse Facilities through a gestation agreement (the "Gestation Agreement") that had a maximum limit of $30 million. The Gestation Agreement did not have an expiration date but was terminable by either party upon written notice. Interest payable under the Gestation Agreement was variable based on LIBOR plus 0% to 1.00% based upon the underlying collateral. Due to the events regarding the Investigation, on December 22, 1999, funding of new loans under the agreement was suspended. As of March 21, 2000, all loans funded under the Gestation Agreement had been sold to the final investors.

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines was 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses. The total outstanding under these lines was $154,640 and $2,294,420 at December 31, 2000 and 1999, respectively. These lines of credit have been terminated and the outstanding balance is expected to be paid in full in 2001.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2000 is $70,000.

     The installment loan is secured by certain furniture and equipment and is payable in monthly installments of $8,219, maturing in July 2001 with interest at 9.125%.

(4)  Income Taxes

     The following summarizes the actual and unaudited pro forma (benefit) provisions for income taxes. Pro forma provisions are adjusted for income taxes that would have been paid had the Company filed income tax returns as taxable C corporation for the year ended December 31, 1998.

                                                                          Year ended December 31,
                                                              -------------------------------------------
                                                                   2000           1999          1998
                                                              -------------  -------------   -----------
          Actual income tax (benefit) provision:
              Current:
                 Federal                                      $   (631,947)  $   (249,000)   $ 1,117,000
                 State and local                                   (18,000)       (18,000)       262,000
              Deferred (per note 1(l))                            (333,000)      (941,000)     1,274,000
                                                              -------------  -------------   -----------
                                                              $   (982,947)  $ (1,208,000)     2,653,000
                                                              ============   ============    -----------

          Pro forma income tax adjustments:
              Federal                                                                           (771,000)
              State and local                                                                         --
                                                                                             -----------
                                                                                                (771,000)
                                                                                             -----------

          Pro forma income tax provision                                                     $ 1,882,000
                                                                                             ===========

     The Company's net operating losses expire through 2020. The Company records a deferred tax asset or (liability) for the tax effect of temporary differences between financial reporting and tax reporting. The tax effect of such temporary differences at December 31, 2000 and 1999 consists of:

                                                   2000            1999
                                               -----------     ----------

          Net operating loss carryforward      $ 3,088,000     $       --
          Deferred origination costs              (254,000)      (534,000)
          Reserves                                 251,000        628,000
          Conversion of accounting method         (118,000)      (236,000)
          Other, net                              (  4,000)      (191,000)
                                               -----------     ----------
                                                 2,963,000       (333,000)

          Valuation allowance                   (2,963,000)            --
                                               -----------     -----------

          Net deferred tax asset (liability)   $      --       $ (333,000)
                                               ===========     ==========

     The (benefit) for income taxes for 2000 and 1999 and the pro forma provision for income taxes for 1998 differ from the amounts computed by applying federal statutory rates due to:

                                                    Year ended December 31,
                                          -----------------------------------------
                                               2000          1999            1998
                                          -----------    -----------    -----------

          Federal statutory rate of 34%   $(3,395,000)   $(1,062,000)   $ 1,561,000
          State income taxes, net of
              Federal benefit                (699,000)      (219,000)       321,000
          Valuation allowance               2,963,000           --

          Adjustment of prior deferred        102,000           --             --
          Other, net                           46,053         73,000
                                          -----------    -----------    -----------

                                          $  (982,947)   $(1,208,000)   $ 1,882,000
                                          ===========    ===========    ===========


(5)  Non-cancelable Operating Leases

     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire during the years 2000 to 2003, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following schedule represents future minimum rental payments required under noncancelable operating leases for office space and equipment as of December 31, 2000:

                Year ending December 31:
                     2001                               $226,740
                     2002                                117,028
                     2003                                 28,176
                     Thereafter                               --
                                                        --------

                Total minimum payments required         $371,944
                                                        ========

     Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $909,000, $710,000 and $379,000, respectively. In addition, in the year ended December 31, 2000, the Company incurred $129,000 for a settlement with the landlord at the Roslyn Heights office in order to terminate the remaining 4.5 years of the lease. This cost is included in Expenses relating to closing Roslyn Office.

(6)  Employee Benefits

     The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $54,000, $71,000 and $79,800 in 2000, 1999 and 1998,
     respectively.

(7)  Stock Option Plans

     The Company has two stock option plans under which 750,000 common shares have been reserved for issuance. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant.

     The first plan was adopted in 1997. Option activity is as follows:

                                                       Number   Weighted average
                                                     of shares   exercise price
                                                     ---------  ----------------

          Options outstanding at January 1, 1998      375,000      $   6.00

          Activity during 1998:
              Granted                                 337,600          7.68
              Expired                                    --              --
              Forfeited                              (238,750)         6.37
                                                      -------

          Options outstanding at December 31, 1998    473,850          7.01

          Activity during 1999:
              Granted                                 348,750          7.65
              Expired                                    --              --
              Forfeited                              (204,250)         7.09
                                                      -------

          Options outstanding at December 31, 1999    618,350          7.35

          Activity during 2000:
              Granted                                    --              --
              Expired                                    --              --
              Forfeited                              (277,600)         6.95
                                                      -------

          Options outstanding at December 31, 2000    340,750          7.68
                                                      =======

          Options exercisable at December 31, 2000    142,750          7.70
                                                      =======

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied the intrinsic value method of accounting, as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to its stock-based compensation to employees. Accordingly, no compensation expense has been charged to operations for stock option grants. Had compensation expense been determined based on the fair value at the 1998, 1999 and 2000 grant dates, consistent with the fair value methodology of SFAS No. 123, the Company's net income (loss) would have been $2,460,421, $(2,086,044) and $(9,182,411), respectively, basic and diluted EPS would have been $(0.56) and $(2.48) for the years ended December 31, 1999 and 2000, respectively. Basic and diluted EPS would have been $0.83 and $0.81 for the year ended December 31, 1998. Pro forma basic and diluted EPS would have been $0.69 and $0.68 for the year ended December 31, 1998.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2000. The fair value of options granted in 1999 and 1998 are approximately $3.64 and $2.86 per share, respectively. The weighted average assumptions used in valuing the option grants for the years ended December 31, 1999 and 1998 are expected life of 5 years, interest rate of approximately 5.5% and 5.7%, respectively, and volatility (the measure by which the stock price has fluctuated and will be expected to fluctuate during the period) of 50% and 30%, respectively.

(8)  Related-Party Transactions

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 17% of the Company's outstanding stock and the father of Ronald Friedman, the Company's former President and CEO currently a consultant to the Company. The balance due on the note at December 31, 2000 is $70,000 - see Note 3.

     The Company has amounts receivable due from an officer of the Company in the amount of $267,782 and $302,014 at December 31, 2000 and 1999,
     respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms.

     In conjunction with the Company's Reorganization and initial public offering, a portion of the undistributed S corporation earnings were distributed to the existing shareholders in the form of cash and the 10% promissory note payable in four equal quarterly installments, with the final installment paid in February 1999.

     A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At December 31, 2000, the subsidiary owned no remaining properties. At December 31, 1999, the subsidiary owned $1.973 million of properties with outstanding borrowings on the Company's warehouse lines of $973,000 relating to these properties. At December 31, 2000, the Company has an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved.

(9)  Financial Instruments With Off-Balance Sheet Risk and Concentrations

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund approximately $ 13.0 million and $47.1 million of mortgage loans at December 31, 2000 and 1999, respectively. At December 31, 2000, all commitments to fund were at locked-in rates. At December 31, 1999, $9.9 million relate to commitments to fund at locked-in rates and $37.2 million relate to commitments to fund at floating rates. At December 31, 1999, the Company had $10 million of outstanding commitments to sell mortgage backed securities as a hedge against the locked-in rate commitments to borrowers. There were no such commitments at December 31, 2000.

     In the normal course of its mortgage banking activities, the Company enters into optional commitments to sell the mortgage loans that it originates. The Company commits to sell the loans at specified prices in future periods, generally 30 days from date of commitment directly to permanent investors. Market risk is associated with these financial instruments which results from movements in interest rates and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loans and the price guaranteed in the commitment.

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in the New York Metropolitan area and Florida.

     The Company currently finances its mortgage banking operations with a single warehouse facility (the IMPAC Line, Note 3). The IMPAC Line has no stated expiration date, but is terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facility without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.


(10) Disclosures About Fair Value of Financial Instruments

     SFAS No.107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose the fair value of its on-and off-balance sheet financial instruments. A financial instrument is defined in SFAS No.107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. SFAS No.107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

     Receivables  from sales of loans and  mortgage  loans held for sale,  net -
     Fair value is estimated based on current prices established in the secondary market or, for those loans committed to be sold, based upon the price established in the commitment.

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

     Note payable-related party - The fair value of the note payable-related party is estimated by management to be the carrying value.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. However, it cannot predict the duration of the Investigation or its potential outcome. Although the Company does not anticipate being charged in connection with this investigation, in the event that the Company was charged, it intends to vigorously defend its position. While the Company does not anticipate its occurrence, in the event that it was to lose its ability to originate and sell FHA loans as result of the Investigation, the Company does not believe that the financial effect on the Company would be material. Since July 1, 2000, the Company originated less than 1% of its loan volume through FHA products.

     As a result of the Investigation, the Company incurred direct expenses of approximately $1.7 million in the year ended December 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

     One of the Company's warehouse banks has indicated that the Company owes such bank a total of $250,000 in penalties and fees in relation to its line of credit with the bank. The Company vigorously disputes this claim and believes it is without merit. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     Employment/ Consulting Agreements

     The Company had entered into an Employment Agreement with Ronald Friedman. The Employment Agreement's original term was to expire on December 31, 2000. In June 1999, Ronald Friedman's annual salary was increased by the Board of Directors from $250,000 to $350,000. In May 2000, Ronald Friedman's Employment Agreement was terminated by the Company's Board of Directors. The Company simultaneously entered into a Consulting Agreement with Friedman to provide general business services to the Company as mutually agreed upon by the Company and Friedman. The Consulting Agreement's original term is for one year, unless sooner terminated for death, physical or mental incapacity or cause or terminated by either party with one hundred twenty (120) days written notice from the Company or thirty (30) days' written notice from Friedman. The Consulting Agreement is automatically renewed for consecutive one-year terms unless terminated as indicated. The Agreement includes annual compensation for Friedman of a salary of $240,000, and commissions of 6 basis points on all loans closed by the Company. Subsequent to December 31, 2000, Friedman's salary was reduced to $120,000.

(12) Segment Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                     Year Ended December 31,
                                                              -----------------------------------
                                                                 2000         1999         1998
                                                              ---------    ---------    ---------
     Revenues:
         Residential rehabilitation properties                $  16,968    $  35,960    $  35,732
         Mortgage banking                                         2,697       16,617       22,914
                                                              ---------    ---------    ---------

                                                              $  19,665    $  52,577    $  58,646
                                                              =========    =========    =========
     Less: (1)
         Expenses allocable to residential rehabilitation
            properties (cost of sales, interest expense and
            compensation and benefits)                        $  17,859    $  35,386    $  34,718
         Expenses allocable to mortgage banking (all other)      11,791       20,313       19,338
                                                              ---------    ---------    ---------

                                                              $  29,650    $  55,699    $  54,056
                                                              =========    =========    =========
     Operating profit:
         Residential rehabilitation properties                $    (891)   $     574    $   1,014
         Mortgage banking                                        (9,094)      (3,696)       3,576
                                                              ---------    ---------    ---------

                                                              $  (9,985)   $  (3,122)   $   4,590
                                                              =========    =========    =========
     Identifiable assets:
         Residential rehabilitation properties                $   1,070    $  15,851    $  16,492
         Mortgage banking                                        14,730       47,695       96,317
                                                              ---------    ---------    ---------

                                                              $  15,800    $  63,546    $ 112,809
                                                              =========    =========    =========

(1) In managing its business, the Company specifically allocates compensation and benefits to its residential rehabilitation segment. All other expenses, including corporate overhead, are included in the mortgage banking segment.

(13) Shareholders' Equity

     Effective July 28, 2000, PMCC Financial Corp. announced that Internet Business's International, Inc. ("IBUI") is purchasing the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represents 66.36% of the 3,707,000 shares of common stock of the Company outstanding. IBUI is a holding company with a variety of internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. According to provisions of the Transaction agreement, the purchase price was reduced because the Company's common stock was not trading on either the Amex or NASDAQ and there was no merger of the Company with IBUI or any of its affiliates within time periods specified by the agreement. At the closing, all shares purchased by IBUI from the Sellers were deposited in escrow with the Sellers' attorney. These shares are released to IBUI upon receipt of the scheduled installment payments. The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement. At this time, negotiations and discussions are being held among the involved parties, however, no definitive revised agreement has been reached that would cure the default. It is not possible to predict the ultimate outcome of these matters.

     On September 22, 2000, PMCC was advised by the American Stock Exchange that it is the intention of the Exchange to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Company exercised its right to appeal the decision of the Exchange. On December 15, 2000, PMCC was advised by the American Stock Exchange that, after the appeal hearing to its Committee on Securities by Company management and outside counsel held on November 6, 2000, the AMEX Adjudicatory Council agreed with and affirmed the AMEX's staff decision to strike the Company's common stock from listing and registration on the Exchange. On December 22, 2000, AMEX filed an application with the Securities and Exchange Commission to do so effective with the opening of the trading session on January 4, 2001. The Company's common stock is currently trading on the Pink Sheets.

     In a continuing effort to reduce the Company's overhead and expenses and achieve profitability, the Company permanently closed its office in Roslyn Heights, NY. In conjunction with this closing, the Company has negotiated with its landlord to terminate the remaining 4.5 years of its lease at that location. This settlement includes the issuance of 200,000 warrants to purchase PMCC Common Stock at a price to be determined at such time the Company's stock actively begins trading. An expense of $50,000 was estimated for these warrants was included in Expenses relating to closing the Roslyn office in the accompanying financial statements for the year ended December 31, 2000. The estimated fair value of the warrants will be adjusted when the exercise becomes determinable.

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


(14) Management Plans

     In 2001, the Company's management has and will take numerous steps to create a positive cash flow for the Company. These include selling the remaining rehabilitation properties on hand at December 31, 2000, changing the methodology whereby the Company prices its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions have been made in the first quarter of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. Although the Company does not expect to reopen its own web site, it has made application to be listed on "lendingtree.com" to provide additional leads to potential borrowers. Additional commission-only loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates.

(15) Quarterly Financial Data (Unaudited)

     The following table is a summary of unaudited financial data by quarter for the year ended December 31, 2000:

                                                   2000
                               -------------------------------------------
                                 1st         2nd         3rd         4th
                               Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------
                                  (in thousands, except per share data)

     Revenues                 $ 11,542    $  4,659    $ 2,686      $   778
     Expenses                   14,239       7,947       4,536       2,928
     Net (loss)                 (1,588)     (3,236)     (1,850)     (2,328)
     Net (loss) per share        (0.43)      (0.87)      (0.50)      (0.63)