Form 10-K/A
period 2000-12-31
PMCC FINANCIAL CORP
filed 2001-04-30
CIK 1048275

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

                         Commission File Number: 1-7614

                              PMCC FINANCIAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                11-3404072
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       1767 Morris Avenue, Union, NJ 07083
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (908) 687-2000

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The number of shares of common stock outstanding at March 30, 2001 was 3,707,000. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the American Stock Exchange, was approximately $181,050.

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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

    Name                            Age                          Position
------------------------------- ----------- --------------------------------------------------------------

Andrew Soskin                       36      Interim President & Chief Executive Officer, Director
Stanley Kreitman                    69      Chairman of the Board of Directors
Stephen J. Mayer                    48      Executive Vice President & Chief Financial
                                                Officer, Secretary
Louis Cherry                        72      Director
David Flyer                         47      Director
Joel L. Gold                        59      Director
Albert R. Reda                      54      Director
------------------------

     Andrew Soskin has been Interim President and a Director of PMCC since December 29, 1999 and Executive Vice President of Operations and Sales of PMCC Mortgage Corp. since its inception in 1989. He has been interim Chief Executive Officer of the Company since September 18, 2000. He previously held sales positions at other mortgage banking institutions. Mr. Soskin is a graduate of the University of Maryland. Mr. Soskin will serve as a Director of the Company until the next annual meeting of shareholders.

     Stanley Kreitman has been the Chairman of the Board of Directors since December 29, 1999 and a Director of the Company since February 23, 1998. Mr. Kreitman is a member of the Audit and Compensation Committees of the Board of Directors. Since March 1994, Mr. Kreitman has been Vice Chairman at Manhattan Associates, a merchant banking firm. From September 1975 through February 1994, Mr. Kreitman was President of United States Bancnote Corporation. Mr. Kreitman is Chairman of the Board of Trustees of New York Institute of Technology. He is currently a member of the Board of Directors of Porta Systems Corp., Medallion Funding Corp., and CCA Industries, Inc. Mr. Kreitman will serve as a Director of the Company until the next annual meeting of shareholders.

     Stephen J. Mayer has been the Chief Financial Officer of the Company since September 1999 and Executive Vice President since December 1999. He has been Secretary of the Company since September 18, 2000. Prior to PMCC, Mr. Mayer was Vice President and Controller at Franklin Capital Corp., a publicly held investment company. From 1992 to 1994, he was the Vice President and Controller at MidCoast Mortgage Corporation, overseeing the accounting, cash management and reporting functions. From 1987 to 1992, Mr. Mayer was at Arbor National Mortgage, originally as Vice President - Finance, which included overseeing accounting, reporting and administration, and later as Vice President of Strategic Planning, which included acquisitions, expansion and business planning. From 1980 to 1987, Mr. Mayer held various financial management positions at Eastern States, a credit card processor. From 1974 to 1980, he was an auditor at Touche Ross & Co. Mr. Mayer received his BBA in Accounting from the University of Notre Dame and is a Certified Public Accountant.

     Louis Cherry has been a Director of the Company since July 28, 2000. He has been Chairman of the Board, President and Treasurer of Internet Business's International, Inc. ("IBUI") since November 1998. From 1995 to 1998, he was self-employed as a consultant and food broker. For the period of 1993 to 1994, Mr. Cherry served as Chairman of the Board for two automobile dealerships, University Oldsmobile & Pontiac of Costa Mesa, California, and San Clemente Chrysler, Jeep & Eagle of San Clemente, California. Previously, Mr. Cherry was Chairman of the Board of a national bank and president of an investment firm. Mr. Cherry has attended the University of California at Los Angeles. Mr. Cherry will serve as a Director of the Company until the next annual meeting of shareholders.

     David R. Flyer has been a Director of the Company since July 28, 2000. Mr. Flyer is an attorney-at-law admitted to the bar in the state of California in 1981. He has been a Professional Law Corporation specializing in business litigation and transaction legal services since May 2000. From 1991 to 2000, Mr. Flyer was a partner in the law firm of Johnson & Flyer. He has acted as a consultant to IBUI in its transaction with PMCC. Mr. Flyer will serve as a Director of the Company until the next annual meeting of shareholders.

     Joel L. Gold has been a Director of the Company since February 23, 1998. Mr. Gold is a member of the Audit and Compensation Committees of the Board of Directors. Since December 1999, Mr. Gold has been Executive Vice President-Investment Banking at Berry-Shino Securities, Inc. From September 1997 to December 1999, Mr. Gold was Vice Chairman of Coleman and Company Securities, Inc. From April 1996 through September 1997, Mr. Gold was Executive Vice President and head of investment banking at L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, Mr. Gold was a managing director at Bear Stearns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera and Emerging Vision, Inc. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School. Mr. Gold will serve as a Director of the Company until the next annual meeting of shareholders.

     Albert R. Reda has been a Director of the Company since July 28, 2000. Mr. Reda has been a Director, Chief Executive Officer, and Secretary of IBUI since November 1998. From 1996 to 1998, he was employed with CRT Corporation as Vice President in charge of production for manufacturing frozen food products. For the period of 1994 to 1995, Mr. Reda was self-employed in the financial lending area, buying and selling loans between individuals and institutions. Mr. Reda received his Bachelor of Science degree from California State University, Long Beach, with a major in engineering. Mr. Reda will serve as a Director of the Company until the next annual meeting of shareholders.

Compliance with Section 16 (a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively "the Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2000, the Company believes that all filing requirements applicable to the Reporting Persons were complied with.

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

Summary Compensation Table


Name of Individual                    Annual Compensation      Other Annual      Long Term Compensation
and Principal Position             Year    Salary      Bonus   Compensation (5)       Options Awarded
-------------------------------------------------------------------------------------------------------
Ronald Friedman (1)                2000   $100,385   $   --          --                       --
Former Chief Executive             1999   $315,192   $ 88,181        --                    200,000
   Officer and President,
   Former Director                 1998   $252,834   $103,247        --                       --


Keith Haffner (2)                  2000   $125,000   $ 70,692        --                       --
Former Interim Chief               1999   $123,723   $ 65,250        --                       --
   Executive Officer, Executive
   Vice President and Secretary,
   Former Director                 1998   $115,850   $ 59,500        --                       --

Andrew Soskin  (3)                 2000   $150,000   $100,000    $195,364(6)                  --
Interim President and Chief        1999   $129,301       --      $304,526(6)                31,250
   Executive Officer, Executive
   Vice President of Operations
   and Sales of PMCC Mortgage
   Corp., Director

Stephen J. Mayer  (4)              2000   $105,394   $ 50,000        --                      --
Executive Vice President and
   Chief Financial Officer,
   Secretary

-----------------

(1) Mr. Friedman resigned from the Board of Directors and was granted a leave of absence as Chief Executive Officer and President on December 29, 1999. His employment with the Company was terminated in May 2000 at which time he entered into a Consulting Agreement with the Company under which he was paid $166,154 during 2000.
(2) On December 29, 1999, Mr. Haffner became interim CEO upon the leave of absence by Mr. Friedman and assumed the vacancy on the Company's Board of Directors created by the resignation of Mr. Robert Friedman on September 7, 1999. He resigned from the Board of Directors on July 28, 2000. His employment with the Company was terminated in September 2000.
(3) Mr. Soskin became interim President on December 29, 1999 upon the leave of absence by Mr. Friedman and assumed the vacancy on the Company's Board of Directors created by the resignation of Mr. Ronald Friedman. Mr. Soskin became Interim Chief Executive Officer of the Company upon the termination of the employment of Mr. Haffner in September 2000.
(4) Mr. Mayer was hired as Chief Financial Officer in September 1999. He became Executive Vice President in December 1999 and Secretary of the Company upon the termination of the employment of Mr. Haffner in September 2000.
(5) Does not include S corporation distributions to shareholders described below.
(6) Consists of $195,364 and $304,526 paid to Mr. Soskin for commissions for loan origination volume in 2000 and 1999, respectively.


Stock Options

     No stock options were granted to the named executive officers during 2000.

                        Fiscal Year-End Option Values (1)

                                      Number of Securities                           Value of Unexercised
                                     Underlying Unexercised                          In-The-Money Options
                                  Options at Fiscal Year-End (#)                      At Fiscal Year-End
                               -----------------------------------            ------------------------------------

     Name                      Exercisable           Unexercisable            Exercisable           Unexercisable
     ----                      -----------           -------------            -----------           -------------

Ronald Friedman                  66,667                 133,333                   $0                     $0
Andrew Soskin                    10,417                  20,833                   $0                     $0
Stephen Mayer                     3,333                  6,667                    $0                     $0

------------------

(1) The Fiscal Year-End Option Value is based on the closing per share bid price of $3.75 per share for the Company's Common Stock as reported by the American Stock Exchange on December 21, 1999, the last full day the Company's stock was traded prior to suspension of trading. No options were in-the-money at December 31, 2000.

Distributions of Interest

     During the years ended December 31, 1998 and 1999, PMCC made S corporation distributions to stockholders in the aggregate amounts of $2.5 million and $277,000, respectively. No such distributions were made in the year ended December 31, 2000.

Director Compensation

     Directors who are employees of the Company receive no compensation, as such, for services as members of the Board. In 1999, directors who were not employees of the Company received options to purchase 5,000 shares of Common Stock and reimbursement of expenses incurred in connection with attending such meetings. Beginning January 1, 2000, Mr. Kreitman received $5,000 per month for service as Chairman of the Board and Mr. Gold received $1,000 for each meeting attended. No other directors received compensation for services during the year ended December 31, 2000.

Employment/Consulting Agreements

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Company consists of Messrs. Kreitman and Gold. During the 2000 fiscal year, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership as of April 13, 2001 of the Common Stock of (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                     Amount and Nature of
Name and Address of Beneficial Owner               Beneficial Ownership (1)  Percentage
-------------------------------------------------  ------------------------  ----------

Ronald Friedman (2)
c/o PMCC Financial Corp                                  1,820,410             47.40%
     1767 Morris Avenue
     Union, NJ 07083

Robert Friedman (3)                                        517,693             13.97%
c/o PMCC Financial Corp
      1767 Morris Avenue
      Union, NJ 07083

Internet Business's International, Inc. (4)                269,230              7.26%
      3900 Birch Street, Suite 103
      Newport Beach, CA 92660

Louis Cherry  (5)                                          269,230              7.26%
c/o Internet Business's International, Inc.
      3900 Birch Street, Suite 103
      Newport Beach, CA 92660

Albert Reda  (5)                                           269,230              7.26%
c/o Internet Business's International, Inc.
      3900 Birch Street, Suite 103
      Newport Beach, CA 92660

Andrew Soskin  (6)                                          20,833                *
c/o PMCC Financial Corp
      1767 Morris Avenue
      Union, NJ 07083

Stephen J. Mayer (7)                                         3,333                *
c/o PMCC Financial Corp
      1767 Morris Avenue
      Union, NJ 07083

Joel L. Gold (8)                                            21,333                *
c/o Berry-Shino Securities, Inc.
      425 Park Avenue,
      New York, NY 10022

Stanley Kreitman (9)                                         3,333                *
c/o PMCC Financial Corp
      1767 Morris Avenue
      Union, NJ 07083

David Flyer, Esq                                               --                 --
c/o David R. Flyer, A Professional Law Corporation
      3080 Bristol Street Suite 630
      Costa Mesa, CA 92626


All Directors and Officers as group                        316,396              8.46%
   (7 Persons)

------------------
* Less than 1% of outstanding shares of Common Stock.

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

(2) Includes 398,077 shares held in the name of The Ronald Friedman 1997 Grantor Retained Annuity Trust, of which Ronald Friedman is the Trustee, and shares underlying options to purchase 133,333 shares of the Company's Common Stock.

(3) Excludes an aggregate of 40,000 shares owned by Robert Friedman's adult daughters, Donna Joyce and Suzanne Gordon, to which he disclaims beneficial ownership.

(4) At December 31, 2000, the transfer agent shows that IBUI owns 269,230 shares of PMCC stock. A Form 10Q filed by IBUI with the SEC on April 20, 2001 indicates that, as of December 31, 2000, IBUI has transferred 149,283 of these shares to an unrelated individual pursuant to a separate stock purchase agreement. The Company has not been contacted either by the new shareholder or the transfer agent regarding this transaction.

(5) Includes 269,230 shares owned by IBUI (see (4)), a corporation of which Mr. Cherry is President and Mr. Reda is Chief Executive Officer.

(6) Includes shares underlying options to purchase 20,833 shares of the Company's Common Stock.

(7) Includes shares underlying options to purchase 3,333 shares of the Company's Common Stock.

(8) Includes shares underlying options to purchase 3,333 shares of the Company's Common Stock. Excludes 36,200 shares owned by Mr. Gold's spouse, Miriam Gold, to which he disclaims beneficial ownership.

(9) Includes shares underlying options to purchase 3,333 shares of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     The Company has amounts receivable due from Andrew Soskin, Interim President and CEO of PMCC in the amount of $267,782 and $302,014 at December 31, 2000 and 1999, respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. The note was made when Mr. Soskin was Executive Vice President of Sales and Operations for PMCC Mortgage Corp. and prior to his becoming an officer of the Company on December 29,1999.

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

Dated: April 27, 2000

                                          PMCC FINANCIAL CORP.


                                          By: /s/ Andrew Soskin
                                             -----------------------------------
                                             Andrew Soskin, Interim President &
                                               Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


          Signature                                   Title                                        Date
---------------------------------------------------------------------------------------------------------------

                                  Interim   President  &  Chief   Executive   Officer,        April 27, 2000
     /s/ Andrew Soskin            Executive Vice President and Director
---------------------------
      Andrew Soskin

    /s/ Stanley Kreitman          Chairman of the Board of Directors                          April 27, 2000
---------------------------
     Stanley Kreitman

                                  Executive Vice President,  Chief  Financial  Officer        April 27, 2000
   /s/ Stephen J. Mayer           and Secretary (Principal Accounting Officer)
---------------------------
     Stephen J. Mayer

   /s/ Louis Cherry               Director                                                    April 27, 2000
---------------------------
     Louis Cherry

   /s/ David Flyer                Director                                                    April 27, 2000
---------------------------
     David Flyer

   /s/ Joel L. Gold               Director                                                    April 27, 2000
---------------------------
     Joel L. Gold

   /s/ Albert Reda                Director                                                    April 27, 2000
---------------------------
     Albert Reda
