Form 10-Q
period 2001-03-31
PMCC FINANCIAL CORP
filed 2001-05-21
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  For the quarterly period ended March 31, 2001

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


                               1767 Morris Avenue
                                Union, N.J. 07083
              (Address of Principal Executive Offices and Zip Code)

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

         Yes       X                No  ________
              ------------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 11, 2001: 3,707,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


                                                                                             Page No.
                                                                                             --------

Part I - Financial Information

     Item 1.  Condensed Financial Statements:

              Condensed Consolidated Statements of Operations (Unaudited)                        3
                  Three Months Ended March 31, 2001 and 2000

              Condensed Consolidated Statements of Financial Condition                           4
                  March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

              Condensed Consolidated Statements of Cash Flows (Unaudited)                        5
                  Three Months Ended March 31, 2001 and 2000

              Notes to Condensed Consolidated Financial Statements (Unaudited)                 6-11


     Item 2. Management's Discussion and Analysis of Financial Condition                      12-16
             and Results of Operations

Part II -  Other Information                                                                    17

Signatures                                                                                      18


                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                      PMCC FINANCIAL CORP. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2001            2000
                                                                              ----            ----
Revenues:
Sales of residential rehabilitation properties                            $       --      $  9,922,201
Gains on sale of mortgage loans, net                                           761,525       1,048,985
Interest earned                                                                200,009         570,886
                                                                          ------------    ------------
                                                                               961,534      11,542,072
                                                                          ------------    ------------

Expenses:
Costs of sales, residential rehabilitation properties                             --         9,472,931
Compensation and benefits                                                      675,852       1,891,804
Interest expense                                                               277,827         693,854
Expenses resulting from Investigation (Note 8)                                  14,595       1,145,256
Other general and administrative                                               487,104       1,035,058
                                                                          ------------    ------------
                                                                             1,455,378      14,238,903
                                                                          ------------    ------------

Loss before income tax benefit                                                (493,844)     (2,696,831)
Income tax benefit                                                                --        (1,109,247)
                                                                          ------------    ------------
         Net loss                                                         $   (493,844)   $ (1,587,584)
                                                                          ============    ============

Net loss per share of common stock-basic and diluted                      $      (0.13)   $      (0.43)
                                                                          ============    ============

Weighted average number of shares and
   share equivalents outstanding-basic and diluted                           3,707,000       3,707,000
                                                                          ============    ============




See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition


                                                                                      Unaudited         Audited
                                                                                      March 31,      December 31,
                                                                                        2001              2000
                                                                                    ------------    -------------

Assets
Cash and cash equivalents                                                           $    102,826    $     21,988
Mortgage loans held for sale, net                                                      6,894,103      12,590,415
Mortgage loans held for investment, net                                                  226,650         226,650
Accrued interest receivable                                                              100,000         150,000
Other receivables, net                                                                   951,242       1,417,611
Residential rehabilitation properties, net                                               670,395         670,395
Furniture, fixtures & equipment, net                                                     462,322         512,718
Prepaid expenses and other assets                                                        207,276         210,428
                                                                                    ------------    ------------

Total assets                                                                        $  9,614,814    $ 15,800,205
                                                                                    ============    ============


Liabilities and shareholders' equity
Liabilities:
Notes payable-principally warehouse lines of credit                                 $  6,751,170    $ 12,374,111
Accrued expenses and other liabilities                                                 1,141,845       1,210,451
                                                                                    ------------    ------------

Total liabilities                                                                      7,893,015      13,584,562
                                                                                    ------------    ------------

Shareholders' equity
Common stock, $.01 par value; 40,000000 shares
     authorized; 3,750,000 shares issued                                                  37,500          37,500
Additional paid-in capital                                                            11,038,538      11,038,538
Accumulated deficit                                                                   (9,099,768)     (8,605,924)
Treasury stock, 43,000 shares, at cost                                                  (254,471)       (254,471)
                                                                                    ------------    ------------
Total  shareholders' equity                                                            1,721,799       2,215,643
                                                                                    ------------    ------------

Total liabilities and shareholders' equity                                          $  9,614,814    $ 15,800,205
                                                                                    ============    ============



See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                       ----            ----
Cash flows from operating activities:
Net loss                                                                          $   (493,844)   $ (1,587,584)
    Adjustments to reconcile net loss to net cash provided by
       Operating activities:
         Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees received                                                      --          (449,270)
           Proceeds from sales of properties and other related costs                      --         9,922,201
           Costs of properties acquired                                                   --        (1,698,175)
         Depreciation and amortization                                                  50,396          90,611
         Decrease (increase) in interest and other receivables                         516,369        (523,661)
         Decrease in mortgage loans held for sale and investment, net                5,696,312      21,656,362
         Decrease in receivable from sales of loans                                       --         4,300,279
         Decrease (increase) in prepaid expenses and other assets                        3,152        (335,972)
         Decrease in deferred taxes payable                                               --          (333,000)
         Decrease in accrued expenses and other liabilities                            (68,606)       (447,295)
                                                                                  ------------    ------------

Net cash provided by operating activities                                            5,703,779      30,594,496
                                                                                  ------------    ------------

Cash flows from investing activities:
         Purchase of furniture and equipment                                              --            (8,357)
                                                                                  ------------    ------------

Cash flows from financing activities:
         Net decrease in notes payable- principally
                warehouse lines of credit                                           (5,622,941)    (30,251,991)
                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                               80,838         334,148

Cash and cash equivalents at beginning of period                                        21,988         214,957
                                                                                  ------------    ------------

Cash and cash equivalents at end of period                                        $    102,826    $    549,105
                                                                                  ============    ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Interest                                                               $    279,722    $    970,048
                                                                                  ============    ============
           Income taxes                                                           $      1,350    $     11,190
                                                                                  ============    ============
           Loans transferred from mortgage loans held for sale to held
                 for investment, net                                              $          0    $    322,100
                                                                                  ============    ============


See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.   Business

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

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

3.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

4.   Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the quarters ended March 31, 2001 and 2000.

5.   Notes Payable

     At March 31, 2001 and 2000, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

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

     The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is expected to be paid in full no later than May 31, 2001. The balance outstanding on this line at March 31, 2001 and May 14, 2001 is approximately $161,000 and $53,000, respectively.

6.   Concentrations

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in the New York Metropolitan area and Florida.

     The Company currently finances its mortgage banking operations with a single warehouse facility (the IMPAC Line - see Note 5). The IMPAC Line has no stated expiration date, but is terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facility without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

7.   Related-Party Transactions

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 17% of the Company's outstanding stock and the father of Ronald Friedman, the Company's former President and CEO currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at March 31, 2001 and May 11, 2001 is $70,000.

     The Company has amounts receivable due from an officer of the Company in the amount of $227,782 and $267,782 at March 31, 2001 and December 31, 2000, respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms.

     A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At March 31, 2001, the subsidiary owned no remaining properties. At March 31, 2001, the Company has an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved.

8.   Litigation

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

     In response to the allegations against the loan officer and Friedman, the Company engaged the legal services of Dorsey & Whitney LLP in 2000 to conduct an internal investigation into the alleged misconduct and to prepare a report discussing the findings of the internal investigation. As part of this internal investigation, the Company worked closely and in cooperation with HUD and the U.S. Attorney. In addition, key employees, including loan officers, loan processors, underwriters and managers, were interviewed. An audit also was conducted of over one-third of all 1999 FHA loans in order to assess whether the files comported with the HUD guidelines for FHA loans.

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

     As a result of this investigation, the Company incurred approximately $15,000 and $1.145 million of direct expenses for the three months ended March 31, 2001 and March 31, 2000, respectively, and in the aggregate over $1.7 million since January 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses in 2000 are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees.

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

9.   Change of Control

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

     The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. At this time, negotiations and discussions are being held among the involved parties, however, no definitive revised agreement has been reached that would cure the default. At March 31, 2001, the transfer agent has indicated that IBUI owns 269,230 shares of PMCC stock or 7.26% of the total shares outstanding.

10.  American Stock Exchange

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

11.  Supplemental Information

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                       (Unaudited)
                                                                 Quarter Ended March 31,
                                                                 -----------------------
                                                                    2001        2000
                                                                    ----        ----
Revenues:
   Residential rehabilitation properties                          $   --      $  9,922
   Mortgage banking                                                    962       1,620
                                                                  --------    --------
                                                                  $    962    $ 11,542
                                                                  ========    ========
Less: (1)
   Expenses allocable to residential rehabil-
     itation properties (cost of sales, interest
     expense and compensation and benefits)                           --        10,119
   Expenses allocable to mortgage banking
      (all other)                                                    1,455       4,120
                                                                  --------    --------
                                                                  $  1,455    $ 14,239
                                                                  ========    ========


Operating Loss:
     Residential rehabilitation properties                            --          (197)
     Mortgage banking                                                 (494)     (2,500)
                                                                  --------    --------
                                                                  $   (494)   $ (2,697)
                                                                  ========    ========

Identifiable Assets (at March 31, 2001 and
   December 31, 2000, respectively):
     Residential rehabilitation properties                        $  1,070    $  1,070
     Mortgage banking                                                8,545      14,730
                                                                  --------    --------
                                                                  $  9,615    $ 15,800
                                                                  ========    ========

     (1) In managing its business, the Company specifically allocates compensation and benefits to its residential rehabilitation segment. All other expenses, including corporate overhead, are included in the mortgage banking segment.

12.  Management Plans

     In 2001, the Company's management has and will continue to take numerous steps to create a positive cash flow for the Company. These include selling the remaining rehabilitation properties on hand at March 31, 2001, changing the methodology whereby the Company prices its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions have been made in the first quarter of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. The Company has been approved for listing on "lendingtree.com" to provide additional leads to potential borrowers utilizing the Internet. Additional commission-only loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates.

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

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                      Quarters Ended March 31,
                                                      ------------------------
                                                        2001             2000
                                                        ----             ----

Sales of residential rehabilitation properties       $       --      $ 9,922,201
Gains of sales of mortgage loans, net                   761,525        1,048,985
Interest earned                                         200,009          570,886
                                                     ----------      -----------
Total revenues                                       $  961,534      $11,542,072
                                                     ==========      ===========


     Revenues from the sale of residential rehabilitation properties decreased $9.9 million, or 100%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. There were no residential rehab properties sold for the quarter ended March 31, 2001 compared to 52 for the quarter ended March 31, 2000. This decrease was a result of the Company's initiative to liquidate its properties on hand as quickly as practicable during the year ended December 31, 2000. At March 31, 2001, the Company owned nine remaining properties, substantially all of which are expected to be sold by June 30, 2001.

     Gains on sales of mortgage loans decreased $287,000, or 27%, to $762,000 for the quarter ended March 31, 2001 from $1,049,000 for the quarter ended March 31, 2000. This decrease was primarily due to a decrease in mortgage loan origination volume, partly offset by an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $43.5 million and $59.5 million for the quarters ended March 31, 2001 and 2000, respectively. This 27% decrease was primarily the result of the consolidations made by the Company during 2000. For the quarter ended March 31, 2001, approximately 11% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 89% from its wholesale operations.

     The following table summarizes the Company's mortgage originations (in thousands):

                                                        Quarters Ended March 31,
                                                        ------------------------

                                                             2001      2000

          Conventional                                    $43,533   $48,118
          FHA/VA                                             --      11,373
                                                          -------   -------
          Total                                           $43,533   $59,491
                                                          =======   =======

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned decreased $371,000, or 65%, to $200,000 for the quarter ended March 31, 2001 from $571,000 for the quarter ended March 31, 2000. This decrease was primarily due to lower mortgage interest rates, a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market and decreased mortgage originations for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                        Quarters Ended March 31,
                                                        ------------------------
                                                            2001         2000
                                                       -------------------------

Cost of sales - residential rehabilitation properties  $      --     $ 9,472,931
Compensation and benefits                                  675,852     1,891,804
Interest expense                                           277,827       693,854
Expenses resulting from Investigation                       14,595     1,145,256
Other general and administrative                           487,104     1,035,058
                                                       -----------   -----------
Total expenses                                         $ 1,455,378   $14,238,903
                                                       ===========   ===========

     Cost of sales - residential rehabilitation properties decreased $9.5 million, or 100%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This decrease was the result of the decrease in the number of properties sold in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

     Compensation and benefits decreased $1.2 million, or 64%, to $676,000 for the quarter ended March 31, 2001 from $1.9 million for the quarter ended March 31,2000. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations. Total personnel decreased to 43 employees at March 31, 2001 from 86 at March 31, 2000.

     Interest expense decreased $417,000, or 34%, to $277,000 for the quarter ended March 31, 2001 from $694,000 for the quarter ended March 31, 2000. This decrease was primarily attributable to a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market and decreased mortgage originations for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, along with the decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     Expenses resulting from the Investigation decreased $1.13 million or 99%, to $15,000 for the quarter ended March 31, 2001 from $1.145 million for the quarter ended March 31, 2000. This decrease was the result of large expenses incurred immediately after the beginning of the Investigation, primarily in the first and second quarters of 2000, as well as the current status of the Investigation.

     Other general and administrative expense decreased $548,000, or 53%, to $487,000 for the quarter ended March 31, 2001 from $1.035 million for the quarter ended March 31, 2000. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company.

     Although there can be no assurance thereof, the Company believes that, as a result of additional cost cutting initiatives in the first two quarters of 2001, expenses will further decrease.

     The net loss of $494,000 for the quarter ended March 31, 2001 was a decrease of $1.1 million or 69%, from the net loss of $1.6 million for the quarter ended March 31, 2000.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 2001 was $6.5 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. No new loans or properties were added to this line subsequent to November 8, 1999, when the line was set to expire. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The Company anticipates paying down the entire facility no later than May 31, 2001. The balance outstanding on the Chase Line at March 31, 2001 and May 14, 2001 was approximately $161,000 and $53,000, respectively. Interest payable on the Chase Line is variable based LIBOR plus 1.25% to 3.00% based upon the underlying collateral.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $6.3 million on March 31, 2001 and $8.1 million on May 10, 2001.

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. In order to maximize potential profits through hedging strategies, additional lines would be required.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage, which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note was $70,000 at March 31, 2001 and May 11, 2001.

     Net cash provided by operations for the quarter ended March 31, 2001 was $5.7 million. The Company generated cash from the $5.7 million decrease in mortgage loans held for sale and receivable from sales of loans. The Company used cash to reduce borrowings under its warehouse lines of credit by $5.6 million.

Management Plans - See Note 12 to the Unaudited Condensed Consolidated Financial Statements

Impact of New Accounting Standards

     None.


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

     See Note 8 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PMCC FINANCIAL CORP.
                                (Registrant)



                                By: /s/
                                   ---------------------------------------------
                                   Andrew Soskin
                                   Interim President and Chief Executive Officer


                                By: /s/
                                   ---------------------------------------------
                                   Stephen J. Mayer
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

Dated: May 18, 2001