Form 10-Q
period 2001-06-30
PMCC FINANCIAL CORP
filed 2001-08-17
CIK 1048275

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Yes       X                No  ________
              ------------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 14, 2001: 3,707,000 shares.



                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      Page No
                                                                                      -------

Part I - Financial Information

    Item 1.  Condensed Financial Statements:

              Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended June 30, 2001 and 2000                             3
                  Six Months Ended June 30, 2001 and 2000                               4

              Condensed Consolidated Statements of Financial Condition
                  June 30, 2001 (Unaudited) and December 31, 2000 (Audited)             5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2001 and 2000                               6

              Notes to Condensed Consolidated Financial Statements (Unaudited)          7-13


     Item 2. Management's Discussion and Analysis of Financial Condition                14-21
                and Results of Operations

Part II -  Other Information                                                            22

Signatures                                                                              23

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended June 30,
                                                                              2001              2000
                                                                               ----              ----
Revenues:
Sales of residential rehabilitation properties ........................   $   269,750    $ 4,528,914
Gains on sale of mortgage loans, net ..................................       682,553        563,448
Loss on sales of delinquent loans .....................................          --         (862,000)
Interest earned .......................................................       198,146        428,266
                                                                          -----------    -----------
     Total Revenues ...................................................     1,150,449      4,658,628
                                                                          -----------    ------------
Expenses:
Costs of sales, residential rehabilitation properties .................       442,520      4,715,422
Compensation and benefits .............................................       546,907      1,458,754
Interest expense ......................................................       218,857        376,225
Expense credit and expenses
     resulting from Investigation (Note 8) ............................      (141,881)       345,644
Other general and administrative ......................................       542,307      1,050,707
                                                                          -----------    -----------
     Total Expenses ...................................................     1,608,710      7,946,752
                                                                          -----------    -----------


Loss before income tax benefit ........................................      (458,261)    (3,288,124)
Income tax benefit ....................................................            --        (52,188)
                                                                          -----------    -----------
         Net  loss ....................................................   $  (458,261)   $(3,235,936)
                                                                          ===========    ===========

Net loss per share of common stock-basic and diluted ..................   $     (0.12)   $     (0.87)
                                                                          ===========    ===========
Weighted average number of shares and
   share equivalents outstanding-basic and diluted ....................     3,707,000      3,707,000
                                                                          ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                            2001              2000
                                                            ----              ----
Revenues:
Sales of residential rehabilitation properties ......   $    269,750    $ 14,451,115
Gains on sale of mortgage loans, net ................      1,444,078       1,650,433
Loss on sales of delinquent loans ...................           --          (900,000)
Interest earned .....................................        398,155         999,152
                                                        ------------    ------------
     Total Revenues .................................      2,111,983      16,200,700
                                                        ------------    ------------
Expenses:
Costs of sales, residential rehabilitation properties        442,520      14,188,353
Compensation and benefits ...........................      1,222,759       3,350,558
Interest expense ....................................        496,684       1,072,179
Expense credit and expenses
     resulting from Investigation (Note 8) ..........       (127,286)      1,490,900
Other general and administrative ....................      1,029,411       2,083,665
                                                        ------------    ------------
     Total Expenses .................................      3,064,088      22,185,655
                                                        ------------    ------------


Loss before income tax benefit ......................       (952,105)     (5,984,955)
Income tax benefit ..................................             --      (1,161,435)
                                                        ------------    ------------
         Net  loss ..................................   $   (952,105)   $ (4,823,520)
                                                        ============    ============


Net loss per share of common stock-basic and diluted    $      (0.26)   $      (1.30)
                                                        ============    ============

Weighted average number of shares and
   share equivalents outstanding-basic and diluted ..      3,707,000       3,707,000
                                                        ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition

                                                        (Unaudited)     (Audited)
                                                          June 30,      December 31,
                                                            2001            2000
                                                            ----            ----
Assets
Cash and cash equivalents .........................   $     10,228    $     21,988
Mortgage loans held for sale, net .................     15,357,040      12,590,415
Mortgage loans held for investment, net ...........        205,650         226,650
Accrued interest receivable .......................        120,000         150,000
Other receivables, net ............................        856,239       1,417,611
Residential rehabilitation properties, net ........        430,014         670,395
Furniture, fixtures & equipment, net ..............        412,975         512,718
Prepaid expenses and other assets .................        187,838         210,428
                                                      ------------    ------------
Total assets ......................................   $ 17,579,984    $ 15,800,205
                                                      ============    ============

Liabilities
Notes payable-principally warehouse lines of credit   $ 15,047,020    $ 12,374,111
Accrued expenses and other liabilities ............      1,269,426       1,210,451
                                                      ------------    ------------
Total liabilities .................................     16,316,446      13,584,562
                                                      ------------    ------------

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares
     authorized; 3,750,000 shares issued ..........         37,500          37,500
Additional paid-in capital ........................     11,038,538      11,038,538
Accumulated deficit ...............................     (9,558,029)     (8,605,924)
Treasury stock, 43,000 shares, at cost ............       (254,471)       (254,471)
                                                      ------------    ------------
Total  shareholders' equity .......................      1,263,538       2,215,643
                                                      ------------    ------------

Total liabilities and shareholders' equity ........   $ 17,579,984    $ 15,800,205
                                                      ============    ============


See accompanying notes to unaudited condensed consolidated financial statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six months ended June 30,
                                                                                       2001              2000
                                                                                       ----              ----
Cash flows from operating activities:
Net  loss .....................................................................   $   (952,105)   $ (4,823,520)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
         Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees paid (received) ...................................          2,577        (262,762)
           Proceeds from sales of properties and other related costs ..........        269,750      14,451,115
           Costs of properties acquired and other related costs ...............        (31,946)     (1,762,737)
         Depreciation and amortization ........................................         99,743         180,741
         Decrease (increase) in interest and other receivables ................        591,372        (690,158)
         (Increase) decrease in mortgage loans held for sale
                    and investment, net .......................................     (2,745,625)     23,814,209
         Decrease in receivable from sales of loans ...........................           --         4,300,279
         Decrease in prepaid expenses and other assets ........................         22,590          23,056
              Decrease in deferred taxes payable ..............................           --          (333,000)
         Increase (decrease) in accrued expenses and other liabilities ........         58,975        (745,433)
                                                                                  ------------    ------------

Net cash (used in) provided by operating activities ...........................     (2,684,669)     34,151,790
                                                                                  ------------    ------------

Cash flows from investing activities:
         Purchase of furniture and equipment ..................................           --           (41,699)
                                                                                  ------------    ------------

Cash flows from financing activities:
               Net increase (decrease) in notes payable- principally
                     warehouse lines of credit ................................      2,672,909     (34,767,611)
                Net decrease in restricted cash ...............................           --           500,000
                                                                                  ------------    ------------


Net cash provided by (used in) operating activities ...........................      2,672,909     (34,267,611)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................        (11,760)       (157,520)

Cash and cash equivalents at beginning of period ..............................         21,988         214,957
                                                                                  ------------    ------------

Cash and cash equivalents at end of period ....................................   $     10,228    $     57,437
                                                                                  ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
           Interest ...........................................................   $    439,218    $  1,758,115
                                                                                  ============    ============
           Income taxes .......................................................   $      1,350    $     11,190
                                                                                  ============    ============
           Loans transferred from mortgage loans held for sale to
           held for investment, net ...........................................   $          0    $    470,100
                                                                                  ============    ============


See accompanying notes to unaudited condensed consolidated financial statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1. Business

     PMCC Financial Corp. (the "Company"), a Delaware corporation, was organized in 1998 to own the stock of PMCC Mortgage Corp. ("PMCC") (formerly Premier Mortgage Corp.) and its subsidiaries. The Company is a mortgage banker operating primarily in New York, New Jersey and Florida. Since April 2001 PMCC Mortgage operates under the d/b/a "Geneva Mortgage Co." in New York and New Jersey. The Company's principal business activities are (i) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) the funding of the purchase, rehabilitation and resale of vacant residential real estate properties, which the Company is in the process of temporarily winding down. Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

3. Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

4. Earnings Per Share of Common Stock

     Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the quarters or six months ended June 30, 2001 and 2000.

5. Notes Payable

     At June 30, 2001 and 2000, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

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

     The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is expected to be paid in full no later than August 31, 2001. The balance outstanding on this line at both June 30, 2001 and August 8, 2001 is approximately $56,000.

6. Concentrations

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in Florida and the New York Metropolitan area.

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

7. Related-Party Transactions

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 14% of the Company's outstanding stock and the father of Ronald Friedman, the Company's former President and CEO currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at June 30, 2001 is $70,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Statements of Financial Condition. The balance due on the note at August 8, 2001 is $70,000.

     On April 24, 2001, the Company borrowed $63,125 from a trust controlled by Ronald Friedman, owner of 46% of the Company's outstanding stock and a consultant to the Company. This loan is evidenced by a promissory note due and payable in monthly installments through October 2001. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties which the Company owns. The balance due on the note at June 30, 2001 is $40,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Statements of Financial Condition. The balance due on the note at August 8, 2001 is $40,000.

     The Company has amounts receivable due from an officer of the Company in the amount of $188,782 and $267,782, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Statements of Financial Condition at June 30, 2001 and December 31, 2000, respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. In lieu of salary, the receivable was reduced by $40,000 in the quarter ended June 30, 2001.

     A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At June 30, 2001, the subsidiary owned no remaining properties. At June 30, 2001, the Company has an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Statements of Financial Condition.

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

     While the Company believes that it has not committed any wrongdoing, it continues to cooperate fully with the U.S. Attorney's Office and HUD. The Company is currently in negotiation with HUD to resolve the case in a manner in which the Company will not be prosecuted and will reimburse HUD $100,000 for certain losses, costs and expenses related to the loans under investigation. This reimbursement is expected to be covered under the Company's Errors and Omissions insurance.

     As a result of this investigation, the Company incurred expenses in the aggregate over $1.5 million since January 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. Also included in these expenses are bank fees relating to granting amendments to the Bank United line of credit and bonuses paid to the Company's officers and employees. In the quarter ended June 30, 2001, the Company recorded a credit of $145,000 for a reduction of legal fees expected to be paid to the Company's attorneys.

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


9. Change of Control

     Effective July 28, 2000, PMCC Financial Corp. announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. According to provisions of the Transaction agreement, the purchase price was reduced because the Company's common stock was not trading on either the Amex or NASDAQ and there was no merger of the Company with IBUI or any of its affiliates within time periods specified by the agreement. At the closing, all shares purchased by IBUI from the Sellers were deposited in escrow with the Sellers' attorney. These shares will be released to IBUI upon receipt of the scheduled installment payments.

     The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. At this time, negotiations and discussions are being held among the involved parties, however, no definitive revised agreement has been reached that would cure the default. At June 30, 2001, the transfer agent has indicated that IBUI owns 269,230 shares of PMCC stock or 7.26% of the total shares outstanding.

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


11. Supplemental Information

         The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                     (Unaudited)
                                                              Six Months Ended June 30,
                                                                  2001         2000
                                                                  ----         ----
Revenues:
   Residential rehabilitation properties ...................   $    270    $ 14,451
   Mortgage banking ........................................      1,842       1,750
                                                               --------    --------
                                                               $  2,112    $ 16,201
                                                               ========    ========
Less: (1)
   Expenses allocable to residential rehabil-
     itation properties (cost of sales, interest
     expense and compensation and benefits) ................        468      15,180
   Expenses allocable to mortgage banking
      (all other) ..........................................      2,596       7,006
                                                               --------    --------
                                                               $  3,064    $ 22,186
                                                               ========    ========

Operating Loss:
     Residential rehabilitation properties .................       (198)       (728)
     Mortgage banking ......................................       (754)     (5,257)
                                                               --------    --------
                                                               $   (952)   $ (5,985)
                                                               ========    ========

Identifiable Assets (at June 30, 2001 and December 31, 2000,
   respectively):
     Residential rehabilitation properties .................   $    689    $  1,070
     Mortgage banking ......................................     16,891      14,730
                                                               --------    --------
                                                               $ 17,580    $ 15,800

     (1) In managing its business, the Company specifically allocates compensation and benefits to its residential rehabilitation segment. All other expenses, including corporate overhead, are included in the mortgage banking segment.

12. Management Plans

     In 2001, the Company's management has and will continue to take numerous steps to create a positive cash flow for the Company. These include selling the remaining rehabilitation properties on hand at June 30, 2001, changing the methodology whereby the Company prices and sells its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions have been made in the first and second quarters of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. In May 2001, the Company was listed on "lendingtree.com" which provides additional leads to potential borrowers utilizing the Internet. Additional commission-only loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates. Beginning in July 2001, the Company began to sell loans on a bulk basis rather than on an individual flow basis. Based on pricing of the initial bulk sales, the Company anticipates earning an additional 100 to 150 basis points (100 basis points equals one percent) on loans sold in this manner.


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

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                   Quarters Ended June 30,
                                                 --------------------------
                                                     2001          2000
                                                      ----          ----

Sales of residential rehabilitation properties   $   269,750   $ 4,528,914
Gains of sales of mortgage loans, net ........       682,553       563,448
Loss on sales of delinquent loans ............          --        (862,000)
Interest earned ..............................       198,146       428,266
                                                 -----------   -----------
Total revenues ...............................   $ 1,150,449   $ 4,658,628
                                                 ===========   ===========

     Revenues from the sale of residential rehabilitation properties decreased $4.3 million, or 94%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. There were 4 residential rehab properties sold for the quarter ended June 30, 2001 compared to 31 for the quarter ended June 30, 2000. This decrease was a result of the Company's initiative to liquidate its properties on hand as quickly as practicable during the year ended December 31, 2000 and the Company's decision to temporarily wind down this segment of its business. At June 30, 2001, the Company owned five remaining properties, substantially all of which are expected to be sold in 2001.

     Gains on sales of mortgage loans increased $120,000, or 21%, to $683,000 for the quarter ended June 30, 2001 from $563,000 for the quarter ended June 30, 2000. This increase was primarily due to an increase in the per loan margin for loans sold into the secondary market, partly offset by a decrease in mortgage loan origination volume. Mortgage loan originations were $46.8 million and $49.3 million for the quarters ended June 30, 2001 and 2000, respectively. This 5% decrease was primarily the result of the consolidations made by the Company during 2000. For the quarter ended June 30, 2001, approximately 10% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 90% from its wholesale operations.

     The following table summarizes the Company's mortgage originations (in thousands):

             Quarters Ended June 30,
                 2001      2000
                 ----      ----

Conventional   $46,805   $45,729
FHA/VA .....      --       3,607
               -------   -------
Total ......   $46,805   $49,336
               =======   =======


     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase. Additionally, the Company expects to increase its gains on sales of mortgage loans by selling loans through bulk sales, thereby increasing gains by 100 to 150 basis points per loan.

     The loss on sale of delinquent loans for the three months ended June 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first six months of 2000. There were no such loans sold in the three months ended June 30, 2001.

     Interest earned decreased $230,000, or 54%, to $198,000 for the quarter ended June 30, 2001 from $428,000 for the quarter ended June 30, 2000. This decrease was primarily due to lower mortgage interest rates, a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market and decreased mortgage originations for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. There was a corresponding decrease in interest expense for the same period.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                             Quarters Ended June 30,
                                                              2001          2000
                                                              ----          ----

Cost of sales - residential rehabilitation properties   $   442,520    $ 4,715,422
Compensation and benefits ...........................       546,907      1,458,754
Interest expense ....................................       218,857        376,225
Expense credits and
     expenses resulting from Investigation ..........      (141,881)       345,644
Other general and administrative ....................       542,307      1,050,707
                                                        -----------    -----------
Total expenses ......................................   $ 1,608,710    $ 7,946,752
                                                        ===========    ===========

     Cost of sales - residential rehabilitation properties decreased $4.3 million, or 91%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. This decrease was the result of the decrease in the number of properties sold in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Additionally, a reserve of $170,000 was recorded in the quarter ended June 30, 2001 for amounts due from residential rehab partners for uncollected fees and advances. The Company has decided to temporarily wind down this segment of its business.

     Compensation and benefits decreased $912,000, or 63%, to $547,000 for the quarter ended June 30, 2001 from $1.5 million for the quarter ended June 30,
2000. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, most of which occurred in the first and second quarters of 2000. There were 43 total employees at June 30, 2001 compared to 47 at June 30, 2000, 86 at March 31, 2000 and 185 at December 31, 1999.

     Interest expense decreased $157,000, or 42%, to $219,000 for the quarter ended June 30, 2001 from $376,000 for the quarter ended June 30, 2000. This decrease was primarily attributable to a decrease in the interest rate charged by the warehouse bank as well as a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market. There was also a decrease in mortgage originations for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, along with a decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     Expenses resulting from the Investigation decreased $488,000 or 141%, to ($142,000) for the quarter ended June 30, 2001 from $346,000 for the quarter ended June 30, 2000. This decrease was due to a significant portion of these expenses being incurred immediately after the beginning of the Investigation, which was primarily in the first and second quarters of 2000. These expenses also decreased due to the Company recording in the quarter ended June 30, 2001 a reduction of $145,000 of fees expected to be paid to the Company's attorneys.

     Other general and administrative expense decreased $509,000, or 49%, to $542,000 for the quarter ended June 30, 2001 from $1.051 million for the quarter ended June 30, 2000. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company.

     The net loss of $458,000 for the quarter ended June 30, 2001 was a decrease of $2.7 million or 84%, from the net loss of $3.2 million for the quarter ended June 30, 2000.

Six months ended June 30, 2001 Compared to Six months ended June 30, 2000

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                   Six Months Ended June 30,
                                                 ---------------------------
                                                      2001           2000
                                                      ----           ----

Sales of residential rehabilitation properties   $    269,750   $ 14,451,115
Gains of sales of mortgage loans, net ........      1,444,078      1,650,433
Loss on sales of delinquent loans ............           --         (900,000)
Interest earned ..............................        398,155        999,152
                                                 ------------   ------------
Total revenues ...............................   $  2,111,983   $ 16,200,700
                                                 ============   ============

     Revenues from the sale of residential rehabilitation properties decreased $14.2 million, or 98%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. There were 4 residential rehab properties sold for the six months ended June 30, 2001 compared to 103 for the six months ended June 30, 2000. This decrease was a result of the Company's initiative to liquidate its properties on hand as quickly as practicable during the year ended December 31, 2000 and the Company's decision to temporarily wind down this segment of its business.

     Gains on sales of mortgage loans decreased $206,000, or 13%, to $1.4 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 30, 2000. This decrease was primarily due to a decrease in mortgage loan origination volume, partly offset by an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $90.3 million and $108.8 million for the quarters ended June 30, 2001 and 2000, respectively. This 17% decrease was primarily the result of the consolidations made by the Company during 2000. For the six months ended June 30, 2001, approximately 11% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 89% from its wholesale operations.

          The following table summarizes the Company's mortgage originations (in thousands):

             Six Months Ended June 30,
                 2001       2000
                 ----       ----

Conventional   $ 90,338   $ 93,847
FHA/VA .....       --       14,980
               --------   --------
Total ......   $ 90,338   $108,827
               ========   ========

     Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase. Additionally, the Company expects to increase its gains on sales of mortgage loans by selling loans through bulk sales, thereby increasing gains by 100 to 150 basis points per loan.

     The loss on sale of delinquent loans for the six months ended June 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first six months of 2000. There were no such loans sold in the six months ended June 30, 2001.

     Interest earned decreased $601,000, or 60%, to $398,000 for the six months ended June 30, 2001 from $999,000 for the six months ended June 30, 2000. This decrease was primarily due to lower mortgage interest rates, a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market and decreased mortgage originations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. There was a corresponding decrease in interest expense for the same period.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                          Six Months Ended June 30,
                                                             2001          2000
                                                             ----          ----

Cost of sales - residential rehabilitation properties   $   442,520    $14,188,353
Compensation and benefits ...........................     1,222,759      3,350,558
Interest expense ....................................       496,684      1,072,179
Expense credits and
    expenses resulting from Investigation ...........      (127,286)     1,490,900
Other general and administrative ....................     1,029,411      2,083,665
                                                        -----------    -----------
Total expenses ......................................   $ 3,064,088    $22,185,655
                                                        ===========    ===========

     Cost of sales - residential rehabilitation properties decreased $13.8 million, or 97%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was the result of the decrease in the number of properties sold in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Additionally, a reserve of $170,000 was recorded in the six months ended June 30, 2001 for amounts due from residential rehab partners for uncollected fees and advances. The Company has decided to temporarily wind down this segment of its business.

     Compensation and benefits decreased $2.2 million, or 65%, to $1.2 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, most of which occurred in the first half of 2000. There were 43 total employees at June 30, 2001 compared to 47 at June 30, 2000, 86 at March 31, 2000 and 185 at December 31, 1999.

     Interest expense decreased $575,000, or 54%, to $497,000 for the six months ended June 30, 2001 from $1.072 million for the six months ended June 30, 2000. This decrease was primarily attributable to a decrease in the interest rate charged by the warehouse bank as well as a change in the methodology of shipping loans so that loans are held on the warehouse line for a shorter period of time before they are sold to the secondary market. There was also a decrease in mortgage originations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, along with a decrease in residential rehabilitation properties funded through the Company's warehouse facility.

     Expenses resulting from the Investigation decreased $1.6 million or 107%, to $(127,000) for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. This decrease was due to a significant portion of these expenses being incurred immediately after the beginning of the Investigation, which was primarily in the first six months of 2000. These expenses also decreased due to the Company recording in the six months ended June 30, 2001 a reduction of $145,000 of fees expected to be paid to the Company's attorneys.

     Other general and administrative expense decreased $1.1 million, or 52%, to $1.0 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company.

     The net loss of $952,000 for the six months ended June 30, 2001 was a decrease of $3.9 million or 81%, from the net loss of $4.8 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at June 30, 2001 was $14.8 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association
("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. No new loans or properties were added to this line subsequent to November 8, 1999, when the line was set to expire. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The Company anticipates paying down the entire facility no later than August 31, 2001. The balance outstanding on the Chase Line at both June 30, 2001 and August 8, 2001 was approximately $56,000. Interest payable on the Chase Line is variable based LIBOR plus 1.25% to 3.00% based upon the underlying collateral.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $14.7 million on June 30, 2001 and $14.9 million on August 8, 2001.

     The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year provided all new loans are sold to investors on a loan by loan basis. IMPAC has recently agreed to allow the Company to warehouse loans without a lock-in agreement from the Company's investors, thereby opening up the Company's ability to sell loans on a bulk basis. Such sales will increase gains on the sales of mortgage loans by 100 to 150 basis points per loan.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage, which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note was $70,000 at June 30, 2001 and August 8, 2001.

     On April 24, 2001, the Company borrowed $63,125 from a trust controlled by Ronald Friedman, owner of 46% of the Company's outstanding stock and a consultant to the Company. This loan is evidenced by a promissory note due and payable in monthly installments through October 2001. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties which the Company owns. The balance due on the note was $40,000 at June 30, 2001 and August 8, 2001.

     Net cash used in operations for the six months ended June 30, 2001 was $2.7 million. The Company used cash to increase mortgage loans held for sale by $2.8 million. The Company was provided cash by increasing the borrowings under its warehouse lines of credit by $2.7 million.

     Management Plans - see Note 12 to the Unaudited Condensed Consolidated Financial Statements.


Impact of New Accounting Standards

     Goodwill represents the excess of the purchase price over the fair market value of acquired companies and is amortized on a straight-line basis over 3-7 years. Beginning in fiscal 2002, goodwill will no longer be amortized due to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets," which was approved for release in July 2001 by the Financial Accounting Standards Board. This pronouncement had no material effect on the Company's financial statements.

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

Dated: August 14, 2001