Form 10-Q
period 2001-09-30
PMCC FINANCIAL CORP
filed 2001-11-14
CIK 1048275

                           Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
       OF 1934

                For the quarterly period ended September 30, 2001

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

         Yes       X                No
              ------------              --------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 6, 2001: 3,707,000 shares.

                              PMCC FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      Page No
                                                                                      -------
Part I - Financial Information

    Item 1.  Condensed Financial Statements:

             Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended September 30, 2001 and 2000                       3
                  Nine months Ended September 30, 2001 and 2000                        4

              Condensed Consolidated Statements of Financial Condition
                  September 30, 2001 (Unaudited) and December 31, 2000 (Audited)       5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine months Ended September 30, 2001 and 2000                        6

              Notes to Condensed Consolidated Financial Statements (Unaudited)         7-13

     Item 2. Management's Discussion and Analysis of Financial Condition               14-21
                and Results of Operations

Part II -  Other Information                                                           22

Signatures                                                                             23

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                          2001              2000
                                                                          ----              ----
Revenues:
Sales of residential rehabilitation properties                          $       --      $1,692,348
Gains on sale of mortgage loans, net                                     1,205,621         761,840
Interest earned                                                            281,059         232,206
                                                                        ----------      ----------
     Total Revenues                                                      1,486,680       2,686,394
                                                                        ----------      ----------
Expenses:
Costs of sales, residential rehabilitation properties                           --       1,650,645
Compensation and benefits                                                  601,793         963,310
Interest expense                                                           240,669         464,976
Expense credit and expenses
     resulting from Investigation, net (Note 8)                           (188,023)         86,500
Expenses relating to closing Roslyn office                                      --         551,170
Other general and administrative                                           509,836         819,842
                                                                        ----------      ----------
     Total Expenses                                                      1,164,275       4,536,443
                                                                        ----------      ----------


Income (loss) before income taxes                                          322,405      (1,850,049)
Income taxes                                                                    --              --
                                                                        ----------      ----------
         Net income (loss)                                                $322,405     $(1,850,049)
                                                                        ==========     ===========

Net income (loss) per share of common stock
     -basic and diluted                                                      $0.09         $(0.50)
                                                                        ==========     ===========

Weighted average number of shares and
   share equivalents outstanding-basic and diluted                       3,707,000       3,707,000
                                                                        ==========     ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Nine months Ended
                                                                              September 30,
                                                                          2001              2000
                                                                          ----              ----
Revenues:
Sales of residential rehabilitation properties                           $ 269,750     $16,143,462
Gains on sale of mortgage loans, net                                     2,649,700       2,412,274
Loss on sales of delinquent loans                                               --        (900,000)
Interest earned                                                            679,214       1,231,358
                                                                        ----------     -----------
     Total Revenues                                                      3,598,664      18,887,094
                                                                        ----------     -----------
Expenses:
Costs of sales, residential rehabilitation properties                      442,520      15,838,998
Compensation and benefits                                                1,824,552       4,313,868
Interest expense                                                           737,353       1,537,155
Expense credit and expenses
     resulting from Investigation, net (Note 8)                           (315,309)      1,577,400
Expenses relating to closing Roslyn office                                      --         551,170
Other general and administrative                                         1,539,247       2,903,507
                                                                        ----------     -----------
     Total Expenses                                                      4,228,363      26,722,098
                                                                        ----------     -----------


Loss before income taxes                                                  (629,699)     (7,835,004)
Income tax benefit                                                              --      (1,161,435)
                                                                        ----------     -----------
         Net  loss                                                       $(629,699)    $(6,673,569)
                                                                        ==========     ===========

Net loss per share of common stock-basic and diluted                        $(0.17)         $(1.80)
                                                                        ==========     ===========

Weighted average number of shares and
   share equivalents outstanding-basic and diluted                       3,707,000       3,707,000
                                                                        ==========     ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition


                                                                      (Unaudited)      (Audited)
                                                                     September 30,    December 31,
                                                                         2001             2000
                                                                         ----             ----
Assets
Cash and cash equivalents                                              $184,598          $21,988
Mortgage loans held for sale, net                                     9,354,950       12,590,415
Mortgage loans held for investment, net                                 179,237          226,650
Accrued interest receivable                                             102,000          150,000
Other receivables, net                                                1,011,349        1,417,611
Residential rehabilitation properties, net                              430,014          670,395
Furniture, fixtures & equipment, net                                    363,628          512,718
Prepaid expenses and other assets                                       142,901          210,428
                                                                    -----------      -----------
Total assets                                                        $11,768,677      $15,800,205
                                                                    ===========      ===========

Liabilities
Notes payable-principally warehouse lines of credit                  $9,002,142      $12,374,111
Accrued expenses and other liabilities                                1,180,591        1,210,451
                                                                     ----------      -----------

Total liabilities                                                    10,182,733       13,584,562
                                                                     ----------      -----------

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares
     authorized; 3,750,000 shares issued                                 37,500           37,500
Additional paid-in capital                                           11,038,538       11,038,538
Accumulated deficit                                                  (9,235,623)      (8,605,924)
Treasury stock, 43,000 shares, at cost                                 (254,471)        (254,471)
                                                                    -----------      -----------
Total  shareholders' equity                                           1,585,944        2,215,643
                                                                    -----------      -----------

Total liabilities and shareholders' equity                          $11,768,677      $15,800,205
                                                                    ===========      ===========



See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     2001              2000
                                                                                     ----              ----
Cash flows from operating activities:
Net  loss                                                                         $ (629,699)      $(6,673,569)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
         Residential rehabilitation properties (exclusive of cash paid directly to/by independent contractors):
           Contractual fees paid (received)                                            2,577          (304,464)
           Proceeds from sales of properties and other related costs                 269,750        16,143,462
           Costs of properties acquired and other related costs                      (31,946)       (1,873,491)
         Depreciation and amortization                                               149,089           275,822
         Decrease (increase) in interest and other receivables                       454,262        (1,090,304)
         Decrease in mortgage loans held for sale
                    and investment, net                                            3,282,878        22,546,942
         Decrease in receivable from sales of loans                                       --         4,300,279
         Decrease in prepaid expenses and other assets                                67,526           406,424
         Decrease in deferred taxes payable                                               --          (333,000)
         Decrease in accrued expenses and other liabilities                          (29,858)         (102,201)
                                                                                   ---------        ----------

Net cash provided by operating activities                                          3,534,579        33,295,900
                                                                                   ---------        ----------

Cash flows from investing activities:
         Disposition of furniture and equipment                                           --           264,146
         Purchase of furniture and equipment                                              --           (63,250)
                                                                                   ---------        ----------
Net cash provided by investing activities                                                 --           200,896
                                                                                   ---------        ----------
Cash flows from financing activities:
               Net decrease in notes payable-principally
                     warehouse lines of credit                                    (3,371,969)      (34,210,121)
                Net decrease in restricted cash                                           --           500,000
                Issuance of warrants                                                      --            50,000
                                                                                  ----------       -----------
Net cash used in financing activities                                             (3,371,969)      (33,660,121)
                                                                                  ----------       -----------

Net increase (decrease) in cash and cash equivalents                                 162,610          (163,325)

Cash and cash equivalents at beginning of period                                      21,988           214,957
                                                                                   ---------        ----------

Cash and cash equivalents at end of period                                          $184,598           $51,632
                                                                                   =========        ==========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
           Interest                                                                 $437,045        $2,179,570
                                                                                    ========        ==========
           Income taxes                                                               $1,350           $11,190
                                                                                      ======           =======
           Loans transferred from mortgage loans held for sale to
               held for investment, net                                                   $0          $470,100
                                                                                          ==          ========

See accompanying notes to unaudited condensed consolidated financial statements

                      PMCC FINANCIAL CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

2.    Basis of Presentation

      The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

      These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

3.    Income Taxes

      The Company accounts for income taxes under the liability method as required by SFAS No. 109.

4.    Earnings Per Share of Common Stock

      Basic EPS is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the quarters or nine months ended September 30, 2001 and 2000.

5.    Notes Payable

      At September 30, 2001, substantially all of the mortgage loans held for sale and investment, receivable from sales of loans and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold or collected.

      On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In November 2001, the Company entered into a Supplement Agreement, which amended the warehouse agreement, to allow the Company to use up to 75% of the line to warehouse loans which can be sold on a bulk basis to non-IMPAC investors.

      The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") is expected to be paid in full no later than December 31, 2001. The balance outstanding on this line at both September 30, 2001 and November 6, 2001 is approximately $56,000.

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

 7.   Related-Party Transactions

      On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 14% of the Company's outstanding stock and the father of Ronald Friedman, the Company's former President and CEO currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at September 30, 2001 is $70,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Statements of Financial Condition. The balance due on the note at November 8, 2001 is $70,000.

      On April 24, 2001, the Company borrowed $63,125 from a trust controlled by Ronald Friedman, owner of 46% of the Company's outstanding stock and a consultant to the Company. This loan is evidenced by a promissory note due and payable in monthly installments through October 2001. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties which the Company owns. The balance due on the note at September 30, 2001 is $40,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Statements of Financial Condition. The balance due on the note at November 8, 2001 is $40,000. On October 18, 2001, the Company borrowed $100,000 from the same trust. This loan is evidenced by a promissory note due and payable in November 2001. The interest rate on the note is 10% per annum. The note is secured by proceeds from sales of loans and insurance proceeds which the Company will receive. The balance due on the note at November 8, 2001 is $100,000.

      The Company has amounts receivable due from an officer of the Company in the amount of $148,782 and $267,782, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Statements of Financial Condition at September 30, 2001 and December 31, 2000, respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. In lieu of salary, the receivable was reduced by $40,000 in the quarter ended September 30, 2001.

      A relative of Ronald Friedman has an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of PMCC. At September 30, 2001, the subsidiary owned no remaining properties. At September 30, 2001, the Company has an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Statements of Financial Condition.

8.    HUD Investigation and Settlement

      The U.S. Attorney's Office for the Eastern District of New York ("U.S. Attorney") has conducted an investigation (the "Investigation") into allegations asserted in a criminal complaint against Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company, and a loan officer formerly employed by the Company.

      The Company, the U.S. Attorney and HUD have recently agreed to a Consent Decree and Order to resolve the case in a manner in which the Company will not be prosecuted and will reimburse HUD $100,000 for certain losses, costs and expenses related to the loans under investigation. This amount is being reimbursed to the Company under its Errors and Omissions insurance. The Consent Decree and Order has been signed by the Company and the U. S. Attorney's office, but is awaiting final signature from HUD and the subsequent approval of the court.

      As a result of this investigation, the Company incurred expenses in the aggregate of approximately $1.3 million since January 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. For the quarter and nine months ended September 30, 2001, the Company recorded a credit of $205,000 for legal fees that are being reimbursed through the Company's Directors and Officers Insurance.

9.    Litigation and Contingencies

      Litigation

      In July 2001, the Company was named one of 20 defendants in a class action discrimination lawsuit filed in the Eastern District of the United States District Court concerning the issuance of HUD mortgages (Maxine Wilson et al v. Isaac Toussie et al). The Company vigorously disputes this claim and believes it is without merit. The Company's Errors and Omissions insurance company has agreed to defend the Company in this matter. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.



      Contingencies

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

10.   Sale of Stock

      Effective July 28, 2000, PMCC Financial Corp. announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. At the closing, all shares purchased by IBUI from the Sellers were deposited in escrow with the Sellers' attorney. These shares were to be released to IBUI upon receipt of the scheduled installment payments.

      The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for recission of the purchase of the PMCC stock and return of the moneys expended therefor and on August 16, 2001 the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. At October 15, 2001, the transfer agent has indicated that IBUI owns 269,230 shares of PMCC stock or 7.26% of the total shares outstanding.

11.   American Stock Exchange

      On December 22, 1999, the American Stock Exchange (the "Amex") suspended trading of the Company's Common Stock and commenced a review of the listing status of the Common Stock. On January 4, 2001, after a lengthy review and appeal process, the Company's common stock was removed from listing and registration on the Amex. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF".


12.   Supplemental Information

      The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                                (Unaudited)
                                                                            Nine months Ended
                                                                                September 30,
                                                                          2001            2000
                                                                          ----            ----
         Revenues:
            Residential rehabilitation properties                      $   270            $16,143
            Mortgage banking                                             3,329              2,744
                                                                       -------          ---------
                                                                       $ 3,599            $18,887
                                                                       =======          =========
         Less: (1)
            Expenses allocable to residential rehabil-
              itation properties (cost of sales, interest
              expense and compensation and benefits)                       478             17,037
            Expenses allocable to mortgage banking
               (all other)                                               3,751              9,685
                                                                        ------            -------
                                                                        $4,229            $26,722
                                                                        ======            =======
         Operating Loss:
              Residential rehabilitation properties                       (208)              (894)
              Mortgage banking                                            (422)            (6,941)
                                                                       -------            -------
                                                                       $  (630)           $(7,835)
                                                                       =======            =======

         Identifiable Assets (at September 30, 2001 and December 31,
            2000, respectively):
              Residential rehabilitation properties                    $   689            $ 1,070
              Mortgage banking                                          11,080             14,730
                                                                       -------            -------
                                                                       $11,769            $15,800
                                                                       =======            =======

      (1) In managing its business, the Company specifically allocates compensation and benefits to its residential rehabilitation segment. All other expenses, including corporate overhead, are included in the mortgage banking segment.

13.   Management Plans

      In 2001, the Company's management has and will continue to take numerous steps to create a positive cash flow for the Company. These include selling the remaining rehabilitation properties on hand at September 30, 2001, changing the methodology whereby the Company prices and sells its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions have been made in the first six months of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. In May 2001, the Company was listed on "lendingtree.com" which provides additional leads to potential borrowers utilizing the Internet. Additional commission-only loan officers have been hired in 2001 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates. Beginning in August 2001 the Company began to sell loans on a bulk basis rather than on an individual flow basis. Based on pricing of the initial bulk sales, the Company earned an additional 100 to 150 basis points (100 basis points equals one percent) on loans sold in this manner. The additional revenue created from selling loans on a bulk basis, a higher number of loan applications taken in the third quarter of 2001 as a result of lowering mortgage interest rates, and the "lendingtree.com" business have resulted in a profitable 3rd quarter and an expectation of future ongoing profitability.

14. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002. Management believes that the adoption will not have a material effect on its financial position.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 144 in the fiscal year beginning December 31, 2001 the Company is still evaluating the effect on the company's financial position.

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

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

The net income of $322,000 for the quarter ended September 30, 2001 was an increase of $2.2 million or 117%, from the net loss of $1.9 million for the quarter ended September 30, 2000.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                        Quarters Ended September 30,
                                                    ----------------------------------
                                                         2001                  2000
                                                         ----                  ----
Sales of residential rehabilitation properties      $       -             $ 1,692 348
Gains of sales of mortgage loans, net                  1,205,621              761,840
Interest earned                                          281,059              232,206
                                                    ------------          ------------
Total revenues                                      $  1,486,680          $  2,686,394
                                                    ============          ============


         Revenues from the sale of residential rehabilitation properties decreased $1.7 million, or 100%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. There were no residential rehab properties sold for the quarter ended September 30, 2001 compared to 13 for the quarter ended September 30, 2000. This decrease was a result of the Company's initiative to liquidate its properties on hand as quickly as practicable during the year ended December 31, 2000 and the Company's decision to temporarily wind down this segment of its business. At September 30, 2001, the Company owned five remaining properties, substantially all of which are expected to be sold in 2001.

         Gains on sales of mortgage loans increased $444,000, or 58%, to $1.2 million for the quarter ended September 30, 2001 from $762,000 for the quarter ended September 30, 2000. This increase was primarily due to an increase in the per loan margin for loans sold into the secondary market as a result of selling loans on a bulk basis beginning in August 2001, partly offset by a decrease in mortgage loan origination volume. Selling loans through bulk sales results in increased gains on sales of approximately 100 to 150 basis points per loan. Mortgage loan originations were $46.2 million and $49.4 million for the quarters ended September 30, 2001 and 2000, respectively. This 7% decrease was primarily the result of the consolidations made by the Company throughout 2000. For the quarter ended September 30, 2001, approximately 20% of the Company's mortgage originations were derived from its retail and internet mortgage operations and approximately 80% from its wholesale operations.

         The following table summarizes the Company's mortgage originations (in thousands):

                                                Quarters Ended September 30,
                                                ----------------------------
                                                    2001              2000
                                                    ----              ----
             Conventional                         $46,159         $  49,030
             FHA/VA                                  -                  406
                                                 --------         ---------
             Total                               $ 46,159         $  49,436
                                                 ========         =========


         Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

         Interest earned increased $49,000, or 21%, to $281,000 for the quarter ended September 30, 2001 from $232,000 for the quarter ended September 30, 2000. This increase was primarily due to a change in the methodology of selling loans on a bulk basis so that loans are held on the warehouse line for a longer period of time before they are sold to the secondary market, partly offset by lower mortgage interest rates and decreased mortgage originations for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                           Quarters Ended September 30,
                                                          -----------------------------
                                                              2001                2000
                                                              ----                ----
Cost of sales - residential rehabilitation properties     $     -          $  1,650,645
Compensation and benefits                                    601,793            963,310
Interest expense                                             240,669            464,976
Expense credits and
     expenses resulting from Investigation                  (188,023)            86,500
Expenses related to closing Roslyn office                       -               551,170
Other general and administrative                             509,836            819,842
                                                          ----------       ------------
Total expenses                                            $1,164,275       $  4,536,443
                                                          ==========       ============


         Cost of sales - residential rehabilitation properties decreased $1.7 million, or 100%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. This decrease was the result of the decrease in the number of properties sold in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

         Compensation and benefits decreased $361,000, or 37%, to $602,000 for the quarter ended September 30, 2001 from $963,000 for the quarter ended September 30, 2000. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations.

         Interest expense decreased $224,000, or 48%, to $241,000 for the quarter ended September 30, 2001 from $465,000 for the quarter ended September 30, 2000. This decrease was primarily attributable to a decrease in the interest rate charged by the warehouse bank. There was also a decrease in mortgage originations for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, along with a decrease in residential rehabilitation properties funded through the Company's warehouse facility.

         Expenses resulting from the Investigation decreased $275,000 to ($188,000) for the quarter ended September 30, 2001 from $87,000 for the quarter ended September 30, 2000. These expenses decreased due to the Company recording a credit of $205,000 in the quarter ended September 30, 2001 for legal fees which are being reimbursed through the Company's Directors and Officers Insurance.

         Expenses relating to closing the Roslyn office for the quarter ended September 30, 2000 include termination and broker costs for the settlement with the landlord to terminate the lease, writeoffs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees. No such expenses were incurred in the quarter ended September 30, 2001.

         Other general and administrative expense decreased $310,000, or 38%, to $510,000 for the quarter ended September 30, 2001 from $820,000 for the quarter ended September 30, 2000. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company.

Nine months ended September 30, 2001 Compared to Nine months ended September 30, 2000

The net loss of $630,000 for the nine months ended September 30, 2001 was a decrease of $6.0 million or 91%, from the net loss of $6.7 million for the nine months ended September 30, 2000.

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                               Nine months Ended September 30,
                                                               -------------------------------
                                                                  2001                  2000
                                                                  ----                  ----
Sales of residential rehabilitation properties                  $    269,750       $ 16,143,462
Gains of sales of mortgage loans, net                              2,649,700          2,412,274
Loss on sales of delinquent loans                                       -              (900,000)
Interest earned                                                      679,214          1,231,358
                                                                ------------       ------------
Total revenues                                                  $  3,598,664       $ 18,887,094
                                                                ============       ============


         Revenues from the sale of residential rehabilitation properties decreased $15.9 million, or 98%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. There were 4 residential rehab properties sold for the nine months ended September 30, 2001 compared to 116 for the nine months ended September 30, 2000. This decrease was a result of the Company's initiative to liquidate its properties on hand as quickly as practicable during the year ended December 31, 2000 and the Company's decision to temporarily wind down this segment of its business.

         Gains on sales of mortgage loans increased $238,000, or 10%, to $2.6 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in the per loan margin for loans sold into the secondary market as a result of selling loans on a bulk basis beginning in August 2001, partly offset by a decrease in mortgage loan origination volume. Selling loans through bulk sales results in increased gains on sales of approximately 100 to 150 basis points per loan. Mortgage loan originations were $136.5 million and $158.3 million for the nine months ended September 30, 2001 and 2000, respectively. This 14% decrease was primarily the result of the consolidations made by the Company during 2000. For the nine months ended September 30, 2001, approximately 14% of the Company's mortgage originations were derived from its retail and internet mortgage operations and approximately 86% from its wholesale operations.

         The following table summarizes the Company's mortgage originations (in thousands):

                                               Nine months Ended September 30,
                                                 2001              2000
                                                 ----              ----
              Conventional                    $136,497           $142,877
              FHA/VA                              -                15,386
                                              --------           --------
              Total                           $136,497           $158,263
                                              ========           ========

         Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

         The loss on sale of delinquent loans for the nine months ended September 30, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, PMCC had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first nine months of 2000. There were no such loans sold in the nine months ended September 30, 2001.

         Interest earned decreased $552,000, or 45%, to $679,000 for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000. This decrease was primarily due to lower mortgage interest rates, a change in the methodology of shipping loans from January through August 2001 so that loans were held on the warehouse line for a shorter period of time before they are sold to the secondary market and decreased mortgage originations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. There was a corresponding decrease in interest expense for the same period.


Expenses. The following table sets forth the Company's expenses for the periods indicated:


                                                         Nine months Ended September 30,
                                                         -------------------------------
                                                           2001                 2000
                                                           ----                 ----
Cost of sales - residential rehabilitation properties $   442,520            $15,838,998
Compensation and benefits                               1,824,552              4,313,868
Interest expense                                          737,353              1,537,155
Expense credits and
    expenses resulting from Investigation                (315,309)             1,577,400
Expenses related to closing Roslyn office                    -                   551,170
Other general and administrative                        1,539,247              2,903,507
                                                      -----------            -----------
Total expenses                                        $ 4,228,363            $26,722,098
                                                      ===========            ===========


         Cost of sales - residential rehabilitation properties decreased $15.4 million, or 97%, to $443,000 for the nine months ended September 30, 2001 from $15.8 million for the nine months ended September 30, 2000. This decrease was the result of the decrease in the number of properties sold in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The Company has decided to temporarily wind down this segment of its business.

         Compensation and benefits decreased $2.5 million, or 58%, to $1.8 million for the nine months ended September 30, 2001 from $4.3 million for the nine months ended

September 30, 2000. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations in 2000. There were 43 total employees at September 30, 2001 compared to 44 at September 30, 2000, 47 at June 30, 2000, 86 at March 31, 2000 and 185 at
December 31, 1999.

         Interest expense decreased $800,000, or 52%, to $737,000 for the nine months ended September 30, 2001 from $1.5 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in the interest rate charged by the warehouse bank as well as a change in the methodology of shipping loans from January through August 2001 so that loans were held on the warehouse line for a shorter period of time before they are sold to the secondary market. There was also a decrease in mortgage originations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, along with a decrease in residential rehabilitation properties funded through the Company's warehouse facility.

         Expenses resulting from the Investigation decreased $1.9 million to $(315,000) for the nine months ended September 30, 2001 from $1.6 million for the nine months ended September 30, 2000. This decrease was due to a significant portion of these expenses being incurred immediately after the beginning of the Investigation, which was primarily in the first six months of 2000. These expenses also decreased due to the Company recording credits of $350,000 in the nine months ended September 30, 2001 for legal fees which are being reimbursed through the Company's Directors and Officers Insurance along with a reduction of fees expected to be paid to the Company's attorneys.

         Expenses relating to closing the Roslyn office for the nine months ended September 30, 2000 include termination and broker costs for the settlement with the landlord to terminate the lease, writeoffs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees. No such expenses were incurred in the nine months ended September 30, 2001.

         Other general and administrative expense decreased $1.4 million, or 47%, to $1.5 million for the nine months ended September 30, 2001 from $2.9 million for the nine months ended September 30, 2000. This decrease was primarily due to decreased expenses in connection with the contraction in the operations of the Company.


Liquidity and Capital Resources

         The Company's principal financing needs consist of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at September 30, 2001 was $8.7 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit.

         On August 7, 1998, the Company entered into a Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC"). The Chase Line provided a warehouse line of credit of $120 million ($90 million committed at August 11, 1998) for its mortgage originations and residential rehabilitation purchases. The Chase Line is secured by the mortgage loans and residential rehabilitation purchases funded with the proceeds of such borrowings. The Company has also pledged the stock of its residential rehabilitation subsidiaries as additional collateral. The Company is required to comply with certain financial covenants and the borrowings for residential rehabilitation properties are guaranteed by Ronald Friedman and Robert Friedman. No new loans or properties were added to this line subsequent to November 8, 1999, when the line was set to expire. Chase and PNC have agreed to continue to extend the line on a specified declining basis through a series of short term extensions. The Company anticipates paying down the entire facility no later than December 31, 2001. The balance outstanding on the Chase Line at both September 30, 2001 and November 6, 2001 was approximately $56,000. Interest payable on the Chase Line is variable based LIBOR plus 1.25% to 3.00% based upon the underlying collateral.

         On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $8.7 million on September 30, 2001 and $17.1 million on November 6, 2001.

         The Company currently expects that the existing IMPAC Line will be sufficient to fund all anticipated loan originations for the current year. In July 2001, IMPAC agreed to allow the Company to warehouse loans without a lock-in agreement from the Company's investors, thereby opening up the Company's ability to sell loans on a bulk basis. Such sales increased gains on the sales of mortgage loans by 100 to 150 basis points per loan.

         On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage, which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note was $70,000 at September 30, 2001 and November 6, 2001.

         On April 24, 2001, the Company borrowed $63,125 from a trust controlled by Ronald Friedman, owner of 46% of the Company's outstanding stock and a consultant to the

Company. This loan is evidenced by a promissory note due and payable in monthly installments through October 2001. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties which the Company owns. The balance due on the note was $40,000 at September 30, 2001 and November 6, 2001. On October 18, 2001, the Company borrowed $100,000 from the same trust. This loan is evidenced by a promissory note due and payable in November 2001. The interest rate on the note is 10% per annum. The note is secured by proceeds from sales of loans and insurance proceeds which the Company will receive. The balance due on the note at November 8, 2001 is $100,000.

         Net cash provided by operations for the nine months ended September 30, 2001 was $3.6 million. The Company was provided cash by decreasing mortgage loans held for sale by $3.3 million. The Company used cash in decreasing the borrowings under its warehouse lines of credit by $3.4 million.

         Management Plans - see Note 12 to the Unaudited Condensed Consolidated Financial Statements.


Impact of New Accounting Standards

         See Note 14 to the Unaudited Condensed Consolidated Financial
Statements.

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

         See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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


                             PMCC FINANCIAL CORP.
                             (Registrant)



                             By /s/ Andrew Soskin
                               ------------------------------------------------
                             Andrew Soskin
                             Interim President and Chief Executive Officer


                             By /s/ Stephen J. Mayer
                               ------------------------------------------------

                             Stephen J. Mayer
                             Chief Financial Officer
                             (Principal Accounting Officer)


Dated: November 14, 2001