Form 10KSB
period 2002-12-31
PMCC FINANCIAL CORP
filed 2003-04-15
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number: 1-7614

                             GENEVA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                          11-3404072
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


               100 North Centre Avenue, Rockville Centre, NY 11570 (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (516) 255-1700

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [] No [X] (2) Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The number of shares of common stock outstanding at March 31, 2003 was 3,907,000. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the Pink Sheets, was approximately $831,460.

Forward Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements included in this Annual Report on Form 10-KSB regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the Company's efforts to improve quality control; and other risks and uncertainties described in this Annual Report on Form 10-KSB and in Geneva Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.


                                     PART I

ITEM 1.  BUSINESS

General


     Geneva Financial Corp. (the "Company") (formerly PMCC Financial Corp.) is a specialty consumer mortgage banking company providing a broad array of residential mortgage products to primarily prime credit borrowers seeking "conventional" loans. The Company currently operates its mortgage banking activities through a wholesale loan operation that originates loans through independent mortgage brokers, and a retail loan operation that originates loans principally through the use of the internet.

     The Company is a holding company that conducts all of its business through its wholly owned subsidiary, Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")). On February 18, 1998, the shareholders of PMCC exchanged all of their outstanding common stock for shares of the Company, and the Company completed an initial public offering of new shares of common stock. On April 14, 2003, the Company changed its name to Geneva Financial Corp.

     The Company's primary mortgage banking business objectives are to grow the Company's operations through existing sources of originations, to continue to offer a full range of mortgage products to qualified borrowers and to generate positive cash flows by selling substantially all originated loans for cash to institutional investors, usually without recourse, within a short period after such loans are originated, thereby reducing exposure to interest rate and credit risks.

     After three years of declining originations, in 2002 the Company's loan originations grew by $146 million or 73% to $346 million from $200 million in 2001. This increase was due to lower mortgage interest rates along with an expansion of the Company's retail and wholesale lending business. Retail loan originations were $157 million in 2002 compared to $41 million for 2001. This increase was due to the expansion of the retail area through the use of leads received through various Internet sources, including "LendingTree.com". Wholesale loan originations were $189 million for 2002 compared to $159 million in 2001. 45% of the Company's mortgage originations were derived from retail mortgage loans in 2002 compared to 21% for 2001. For its fiscal years ended December 31, 2002 and 2001, the Company had revenues from its mortgage banking activities of $10.1 million, and $5.3 million, respectively.

     The Company's wholesale division based in Florida originates mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. The Company originates residential first mortgages on a retail basis primarily in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through leads obtained utilizing the Internet and through referrals from local real estate agents, builders, accountants, financial planners and attorneys. For the year ended December 31, 2002, approximately 45% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 55% were derived from its wholesale operations.

     The Company's revenues from mortgage banking activities are primarily generated from the premiums it receives on the sale of mortgage loans it originates, and from interest earned during the period the Company holds mortgage loans for sale. The Company's mortgage loans, together with servicing rights to these mortgages, are usually sold on a non-recourse basis to institutional investors, in most cases within approximately 15 to 45 days of the date of origination of the mortgage. In general, when the Company establishes an interest rate at the origination of a mortgage loan, it may contemporaneously lock in an interest yield to the institutional investor purchasing that loan from the Company or may combine similar mortgage products into bulk packages of from $3 to 12 million and put them out for bid to various institutional investors. By selling these mortgage loans at the time of or shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks, although selling bulk packages expands the risks as the interest rates are not locked in with the purchaser until the sale is made. To offset some of this risk, the Company typically hedges a portion of its unlocked loan rate pipeline by using future purchases and sales of Mortgage Backed Securities or Treasury Bills. Furthermore, by selling its mortgage loans on a "servicing-released" basis, i.e. selling the servicing rights to the mortgage along with the mortgage loan, the Company avoids the administrative and collection expenses of managing and servicing a loan portfolio and it avoids a risk of loss of anticipated future servicing revenue due to mortgage prepayments in a declining interest rate environment.

     The Company also had generated revenue by charging fees for short-term funding to independent real estate contractors ("rehab partners") for the purchase, rehabilitation and resale of vacant one-to-four family residences primarily in New York City and Long Island, New York. In August 2002, the
Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this line at any time in the foreseeable future. This determination was based upon the fact that there were no rehabilitation properties purchased since early 2000 and the Company sold the properties on hand since then. Also, the Company does not have a warehouse line in place to purchase any new properties nor intends to pursue such a line. At December 31, 2002 the Company had no remaining properties. For the year ended December 31, 2002, the Company recorded a loss from the disposal of discontinued operations of $347,000. For the year ended December 31, 2001, the Company recorded a loss from discontinued operations of $173,000.

Business Strategy

     During 2002 and 2001, the Company's management took numerous steps to create a positive cash flow for the Company. These steps included changing the methodology whereby the Company prices and sells its loans so that generally a higher per loan gain is recognized than under the old methodology, and by further reducing and consolidating operations as required. Certain expense reductions were made in the first six months of 2001 including reducing management salaries and consolidating the entire wholesale operations in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. In May 2001, the Company was listed on "LendingTree.com" which provides additional leads to potential borrowers utilizing the Internet. In late 2001 and 2002, additional commission-only loan officers were hired in the retail and wholesale areas to increase the Company's volume of loan applications to take advantage of current low mortgage rates. Beginning in August 2001, the Company has been selling certain loans on a bulk basis as well as on an individual flow basis. Based on pricing of these bulk sales, the Company typically earns an additional 100-175 basis points (100 basis points equals one percent) on loans sold in this manner. The additional revenue created from selling loans on a bulk basis, a higher number of loan applications as a result of lower mortgage interest rates, added loan officers, and the "lendingtree.com" business without adding any significant support staff have resulted in a profitable 2002 after profitable third and fourth quarters of 2001.

Operating Strategy

     The Company's operating strategy includes the following elements:

     o Continue to provide quality service. The Company seeks to provide high levels of service to its retail customers and the brokers that are the source of wholesale loan originations. This service includes prompt preliminary approval of loans, consistent application of the Company's underwriting guidelines and prompt funding of loans. To provide this level of service, each loan is handled by a team of professionals that includes experienced loan sales personnel, processors, underwriters and closers. The Company believes that this commitment to service provides it with a competitive advantage in establishing and maintaining a productive sales force and satisfactory broker relationships;

     o Maintain underwriting standards. The Company's underwriting process is designed to review and underwrite each prospective loan and to ensure that each loan can be sold to a third-party investor by conforming to its requirements. The Company employs five underwriters, with an average of ten years of relevant mortgage loan experience to ensure that all originated loans satisfy the Company's underwriting criteria. Each loan is reviewed and approved by an underwriter. The Company believes that its experienced underwriting staff provides it with the infrastructure required to manage and sustain the Company's origination volume while maintaining the quality of loans originated;

     o Broaden product offerings. The Company frequently reviews its pricing and loan products relative to its competitors and introduces new loan products in order to meet the needs of its customers who may be "retail" customers and brokers who are sources of wholesale loan originations. The Company successfully negotiates master commitments from its investors for special niche products that are only offered to a limited number of companies nationwide. The Company intends to continue to negotiate these specialized master commitments; and

     o Continue delegated underwriting approval status. The Company seeks to provide a high level of service to its retail and wholesale accounts, by having internal authority to approve a large portion of the loans it sells. The Company has been delegated authority by certain institutional investors to approve many of the Company's niche products. The Company has provided training for its processors and underwriters to efficiently review each file for compliance with investor guidelines. The Company believes that its delegated authority to approve most loans provides it with a competitive advantage because it allows the Company to provide additional services to its borrowers and correspondents.

     The Company does not currently intend to engage in mortgage securitization activities.

Mortgage Products Offered

     The Company believes it is one of a small group of multi-state mortgage bankers that offer on a direct (or retail) basis a broad array of mortgage products to principally prime credit borrowers (i.e., a credit-rated borrower seeking a conventional loan). The Company's experience and expertise in numerous types of mortgage products also gives it the ability to originate a full range of mortgage products on a wholesale basis. The various products allow most applicants to obtain a mortgage through the Company.

     Mortgages are also offered with a variety of combinations of interest rates and origination fees so that its customers may elect to "buy-down" the interest rate by paying higher points at the closing or pay a higher interest rate and reduce or eliminate points payable at closing. The Company's mortgage products are further tailored, i.e., are offered with varying down payment requirements, loan-to-value ratios and interest rates, to a borrower's profile based upon the borrower's particular credit classification and the borrower's willingness or ability to meet varying income documentation standards. The following are examples of income documentation standards: the full income documentation program pursuant to which a prospective borrower's income is evaluated based on tax returns, W-2 forms and pay stubs; the stated income program pursuant to which a prospective borrower's employment, rather than income, is verified; or the no ratio loan program pursuant to which a prospective borrower's credit history and collateral values, rather than income or employment, are verified. These loan variations give the Company the flexibility to extend mortgages to a wider range of borrowers.

     FHA/VA Mortgages. Until March 2001, the Company had been designated by the United States Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the Federal Housing Administration ("FHA") and as an automatic endorser of loans partially guaranteed by the Veterans
Administration ("VA"), allowing the Company to offer so-called "FHA" or "VA" mortgages to qualified borrowers. In 2001, the Company allowed its HUD designation to lapse and did not apply for renewal.

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the five years ended December 31, 2002.

                                                                      Years Ended December 31,
                                                                          ($ in thousands)
                                       ---------------------------------------------------------------------------------------
                                            1998              1999              2000             2001              2002
                                            ----              ----              ----             ----              ----
Conventional Loans:
  Volume                                    $359,143          $379,462          $191,312         $200,090          $345,685
  Percentage of total volume                     62%               68%               92%             100%              100%

FHA/VA Loans:
  Volume                                    $146,628          $167,153          $ 15,788         $  -              $  -
  Percentage of total volume                     25%               30%                8%               0%                0%

Sub-Prime Loans
  Volume                                    $76,645           $ 14,083          $   -            $  -              $  -
  Percentage of total volume                    13%                 2%                0%               0%                0%

Total Loans:
  Volume                                    $582,416          $560,698         $207,100          $200,090          $345,685
  Number of Loans                              3,793             3,662            1,437             1,243             1,673
  Average Loan Si                               $154              $153             $144              $161              $207
------------

Operations

     Markets. The Company currently solicits mortgage customers through 3 offices located in New York, New Jersey and Florida. The Company has mortgage banking licenses or authority to conduct business in 10 states. These offices allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners.

     Wholesale Mortgage Operations. Wholesale mortgage originations are the responsibility of the Company's wholesale division, which solicits referrals of borrowers from independent mortgage bankers and brokers located throughout the states in which the Company is licensed. In wholesale originations, these mortgage bankers and brokers deal directly with the borrowers by assisting the borrower in collecting the necessary documents and information for a complete loan application, and serving as a liaison to the borrower throughout the lending process. The mortgage banker or broker submits this fully processed loan application to the Company for underwriting determination.

     The Company reviews the application of a wholesale originated mortgage with the same underwriting standards and procedures used for retail loans. If the loan is approved, the Company issues a written commitment, and upon satisfaction of all lending conditions, closes the mortgage with a Company-retained attorney or closing agent who is responsible for completing the transaction as if it were a retail originated loan. Mortgages originated from the wholesale division are sold to institutional investors similar to those that purchase loans originated from the Company's retail operation. Because mortgage brokers may submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to an application as quickly as possible. Since the Company has been delegated authority from institutional investors to approve most loans, the Company generally issues an underwriting decision within 24 to 72 hours of receipt of a file.

     The Company has approved approximately 1,250 independent mortgage bankers and brokers and works with approximately 150-200 of these on a regular basis. The Company conducts due diligence on potential mortgage bankers and brokers, including verifying financial statements of the company and credit checks of principals, verifying business references provided by the bankers or brokers and corroborating through the banking department that the mortgage banker or broker is in good standing. Once approved, the Company requires that each mortgage banker or broker sign an agreement of purchase and sale in which the mortgage banker or broker makes representations and warranties governing both the mechanics of doing business with the Company and the quality of the loan submissions.

     Through the wholesale division, the Company believes it can increase its loan volume without incurring high marketing, labor and other overhead costs because brokers conduct their own marketing and employ their own personnel to attract customers, to assist the borrower in completing the loan application and to maintain contact with borrowers.

     Retail Mortgage Originations. The Company's typical retail customer is assigned to one of the Company's mortgage loan officers working at one of the Company's offices who spends approximately one hour interviewing the applicant about his/her mortgage borrowing needs and explaining the Company's mortgage product alternatives. When a "lead" is generated from the internet, the lead is assigned to a loan officer and if an application is taken, a similar process is followed. Once the loan application is completed, it is assigned to a loan processor to be reviewed, entered on the operating system and run through an Automated Underwriting System. The Company's review of a loan file and the related underwriting process generally includes matters such as verification of an applicant's sources of down payment, review of an applicant's credit report from a credit reporting agency, receipt of a real estate appraisal, verification of the accuracy of the applicant's income and other information, and compliance with the Company's underwriting criteria and those of the institutional investors. The Company's review/underwriting process allows it to achieve efficiency and uniformity in processing, as well as quality control over all loans.

     The Company's goal is to promptly evaluate the loan file to reach preliminary decisions within 24 to 72 hours of receipt. After a loan has been approved, the Company issues a written loan commitment to the applicant which sets forth, among other things, the principal amount of the loan, interest rate, origination and/or closing fees, funding conditions and approval expiration dates.

     Approved applicants have a choice of electing to "lock-in" their mortgage interest rate as of the application date or thereafter or to accept a "prevailing" interest rate. A "prevailing" interest rate is subject to change in accordance with market interest rate fluctuations and is set by the Company one to five days prior to closing. At the closing, a Company-retained attorney or closing agent is responsible for completing the mortgage transaction in accordance with applicable law and the Company's operating procedures and completion of appropriate documentation.

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

Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking activities in large part through warehouse lines of credit. Its ability to continue to originate mortgage loans is dependent on continued access to capital on acceptable terms. The warehouse facilities require the Company to repay the amount it borrows to fund a loan generally within 30 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors or, in the case of residential rehabilitation activities, with proceeds from the sale of the properties. Until the loan is sold to an investor and repayment of the loan is made under the warehouse lines, the warehouse line provides that the funded loan is pledged to secure the Company's outstanding borrowings. The warehouse lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable on the IMPAC Line is variable based on the Prime Rate as posted by Bank of America, N.A. (4.25% at December 31, 2002) plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of December 31, 2002, the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant such waivers if the Company continues to fail to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The balance outstanding on the IMPAC Line was $35.2 million on December 31, 2002 and $24.7 million on March 31, 2003.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The total amount outstanding on the Provident Line was $4.1 million at December 31, 2002 and $2.4 million at March 31, 2003.

     In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company. Interest was variable and payable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. The total amount outstanding on the Chase Line at December 31, 2001 was approximately $62,000. The line was paid in full in October 2002 and was terminated.

     During 1999, the Company entered into revolving line of credit agreement with total credit available of $3.1 million. The interest rate on the line was 10% per annum. The line is secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. The total outstanding under the line at both December 31, 2002 and 2001 was approximately $155,000. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owns. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 is $15,000. The note was paid in full in the first quarter of 2003.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50% (5.75% at December 31, 2002). The balance due from the note at December 31, 2002 was $350,000.

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

Quality Control

     The Company quality control policies require an independent review of its mortgage originations. The Company outsources these reviews to a third party with expertise in performing such reviews. They review approximately 10% of all mortgage originations for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals. Quality control reports are submitted to senior management monthly.

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

Competition

     The mortgage banking industry is highly competitive in the states where the Company conducts business. The Company's competitors include financial institutions, including other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

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

Information Systems

     The Company continues to design and integrate into its operations the ability to access critical information for management on a timely basis. The Company uses, and from time to time updates and improves various software programs designed specifically for the mortgage lending industry. Each branch office provides senior management with mortgage originations and other key data. The information system provides weekly and monthly detailed information on loans in process, fees, commissions, closings, financial statements and other aspects of running and managing the business.

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

     The Company believes that it has systems and procedures to insure compliance with these requirements and believes that it is currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations. However, there can be no assurance of full compliance with current laws, rules and regulations or that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance substantially more difficult or expensive. In the event that the Company is unable to comply with such laws or regulations, its business, prospects, financial condition and results of operations may be materially adversely affected.

     Members of Congress, government officials and political candidates have, from time to time, suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan, or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for mortgage loans of the kind offered by the Company.

Seasonality

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

Environmental Matters

     In the course of its business, the Company may foreclose on properties securing its mortgage loans. To date the Company has not been required to perform any investigation or remediation activities, nor has it been subject to any environmental claims relating to these activities. There can be no assurance, however, that this will remain the case in the future. Although the Company believes that the risk of an environmental claim arising from its ownership of a residential property through foreclosure is immaterial, the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at a property, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean up costs incurred by such parties in connection with the contamination, which costs may be substantial. In addition, the Company, as the owner or former owner of a contaminated site, may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Employees

     As of March 31, 2003, the Company has 60 employees, combined at all locations, substantially all of whom are employed full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices are located at 100 North Centre Avenue, Rockville Centre, NY 11570 where the Company occupies 4,333 square feet of office space under a lease that expires in July 2007 with an annual rent of $104,000.

     The Company occupies 3,350 square feet of office space in Union, New Jersey, under a lease that was renewed in January 2003 with an annual rent of $54,000. The lease expires in December 2007 and has options to renew for successive 5 year terms.

     The Company leases 3,500 square feet of office space in Deerfield Beach, Florida. In December 2002, the Company entered into a new lease agreement that expires in January 2008 which has annual rent of approximately $110,000. The Company also leases 1,000 square feet of office space in Coral Gables, Florida pursuant to a lease that expires on March 31, 2004 with annual rent of $19,000.


ITEM 3.  LEGAL PROCEEDINGS

     In July 2001, the Company was named one of twenty defendants in a class action discrimination lawsuit filed in the Eastern District of the United States District Court concerning the issuance of HUD mortgages "Maxine Wilson et al. v. Isaac Tousie et al." The Company vigorously disputes this claim and believes it is without merit. The Company's Errors and Omissions insurance company has agreed to defend the Company in this matter. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     In 2001, the Company was named one of the defendants in a lawsuit by one of the Company's investors "Wells Fargo Funding v. Premiere Mortgage Corp. v. Stewart Title." The Company's investor has indicated that the Company is required to repurchase various loans totaling in excess of $1,000,000 primarily due to title issues. The Company vigorously disputes the amount of this claim and believes that the underlying value of the properties involved will more than adequately reimburse the investor for any potential losses. Additionally, the Company feels that if any loss does occur, such loss would be covered by the title insurers. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC." The landlord was awarded a summary judgment in December 2001 by the courts. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's Common Stock, which was valued at $25,000. The landlord retained a judgment of $620,000 against the Company until all payments under this settlement are made. As of March 31, 2003, all payments have been made as required and the Company anticipates that all remaining payments will be made as they come due.

     Also in conjunction with the closing of its Roslyn office, the Company had returned various office equipment that was leased under long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002, the Company settled and agreed to pay $5,890 in eighteen monthly installments. Approximately $106,000 was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the year ended December 31, 2002.

     In January 2002, the Company, the United States Attorney's office of the Eastern District of New York ("U.S. Attorney") and the United States Department of Housing and Urban Development ("HUD") signed a Consent Decree and Order to resolve an investigation into the Company in a manner in which the Company would not be prosecuted. The Company reimbursed HUD $100,000 for certain losses, costs and expenses related to the loans under investigation. This amount was reimbursed to the Company under its Errors and Omissions insurance. The U.S. Attorney, primarily in 2000, had conducted the investigation based on allegations asserted in a criminal complaint against a loan officer formerly employed by the Company and Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company and currently a consultant to the Company. Mr. Friedman has settled the criminal suit against him by entering a plea of guilty. As a result of the Investigation, the Company incurred expenses in the aggregate of approximately $1.3 million from January 1, 2000 through December 31, 2001. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. For the year ended December 31, 2001, the Company recorded a credit of $205,000 for legal fees that were reimbursed through the Company's Directors and Officers Insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. On January 4, 2001, after a lengthy review and appeal process, the Company's Common Stock was removed from listing and registration on the Amex. The Company's Common Stock is currently trading over-the-counter on the Pink Sheets under the symbol "PMCF". The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the delisting could adversely affect the ability of broker-dealers to sell the Common Stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price.

     The following table sets forth the closing high and low bid prices for the Common Stock for the fiscal period indicated. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers.

Year Ended 2001                        High                  Low
---------------                        ----                  ---
1st Quarter....................        $3.00                 $0.13
2nd Quarter....................        $0.25                 $0.10
3rd Quarter....................        $0.10                 $0.05
4th Quarter....................        $0.25                 $0.05

Year Ended 2002                        High                  Low
---------------                        ----                  ---

1st Quarter....................        $0.55                 $0.05
2nd Quarter....................        $0.75                 $0.45
3rd Quarter....................        $0.85                 $0.45
4th Quarter....................        $1.15                 $0.50

     The closing per share bid price of the Common Stock as reported by the Pink Sheets on March 31, 2003, was $0.70. As of December 31, 2002, the Company had 38 shareholders of record and approximately 600 beneficial shareholders.

Dividend Policy

     To date, the Company has not paid a dividend on its Common Stock and is restricted to do so by covenants with its warehouse banks. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company currently intends to retain future earnings for use in the Company's business.

Equity Compensation Plan Information

The following table sets forth information concerning the Company's equity compensation plans at December 31, 2002:

                                             Number of securities          Weighted average          Number of
                                          to be issued upon exercise      exercise price of          securities
                                            of outstanding options,      outstanding options,   remaining available
       Plan Category                          warrants and rights        warrants and rights    for future issuance
---------------------------------------- ------------------------------ ----------------------- ---------------------

Equity compensation plans
   approved by security holders                   348,250                     $1.19                  26,750

Equity compensation plans not
   approved by security holders                         0                        --                       0
                                               ----------                     -----                 --------
Total                                             348,250                     $1.19                  26,750

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Years Ended December 31, 2002 and 2001
General

     The net income from continuing operations of $2.7 million for the year ended December 31, 2002 was an increase in profitability of $3.0 million from the net loss from continuing operations of $(240,000) for the year ended December 31, 2001.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:


                                            Years Ended December 31,
                                             2002                     2001
                                  ------------------      -------------------

Gains on sales of mortgage loans          $8,381,936                $4,294,744
Interest earned                            1,731,440                 1,010,380
                                  -------------------     ---------------------
Total revenues                           $10,113,376                $5,305,124
                                  ===================     =====================

     Gains on sales of mortgage loans increased $4.1 million, or 95%, to $8.4 million for the year ended December 31, 2002 from $4.3 million for the year ended December 31, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $345.7 million and $200.1 million for the years ended December 31, 2002 and 2001, respectively. This 73% increase was primarily the result of the increase in retail loan sales to $156.5 million for the year ended December 31, 2002 from $41.3 million for the year ended December 31, 2001 as well as an increase in wholesale loan originations to $189.2 million for the year ended December 31, 2002 from $158.9 million for the year ended December 31, 2001. For the year ended December 31, 2002, approximately 45% of the Company's mortgage originations were derived from its retail and internet mortgage operations and approximately 55% from its wholesale operations.

     Interest earned increased $721,000, or 72%, to $1.7 million for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001. This increase was primarily due to higher mortgage originations for the year ended December 31, 2002 as compared to the year ended December 31, 2001, which created higher loan portfolio balances partially offset by lower mortgage interest rates. Additionally, by selling loans on a bulk basis for the entire year 2002, the loans were generally kept on the warehouse line for longer periods of time than in the prior year.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                     Years Ended December 31,
                                                                      ---------------------- ---- -------------------
                                                                              2002                       2001
                                                                              ----                       ----
Compensation and benefits                                                     $ 3,743,552              $ 2,614,499
Interest expense                                                                1,148,559                  975,612
Expense credit resulting from Investigation                                            --                 (331,263)
Expenses relating to the closing of the Roslyn office                             276,308                       --
Other general and administrative                                                3,222,250                2,286,728
                                                                      ----------------------      -------------------
Total expenses                                                                $ 8,390,669              $ 5,545,576
                                                                      ======================      ===================


     Compensation and benefits increased $1.1 million, or 42%, to $3.7 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 55 total employees at December 31, 2002 compared to 43 at December 31, 2001.

     Interest expense increased $173,000, or 18%, to $1.1 million for the year ended December 31, 2002 from $976,000 for the year ended December 31, 2001. This increase was primarily attributable to a decrease in borrowing rates on the Company's warehouse facility partially offset by increased mortgage originations for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

     Expense credits resulting from the Investigation decreased $331,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The expense credit in the year ended December 31, 2001 was primarily the result of the Company recording a credit of $331,000 due to re-negotiated amounts due to the Company's attorneys and a reimbursement of certain legal fees by the Company's Directors and Officers Insurance carrier.

     Expenses relating to the closing of the Roslyn office increased $276,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001 the landlord sued the Company for full restitution under the original lease. In 2002, the Company settled the lawsuit (see Item 3 "Legal Proceedings"). Also in conjunction with this closing, the Company had returned various office equipment that was under long-term leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002, the Company settled the lawsuit (see Item 3 "Legal Proceedings"). The $276,000 expense in the year ended December 31, 2002 represents the cost of settling the two lawsuits in excess of amounts previously accrued.

     Other general and administrative expense increased $935,000, or 41%, to $3.2 million for the year ended December 31, 2002 from $2.3 million for the year ended December 31, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense, increased legal and professional fees and an overall increase in the operations of the Company.

     During the year ended December 31, 2002, the Company recorded an income tax benefit of $1,000,000. The income tax benefit was a result of the utilization of $940,000 of net operating loss carryforwards and a decrease in the deferred tax asset valuation allowance. The Company has a net operating loss carry forward at December 31, 2002 of $7.2 million for Federal purposes and $9.3 million for state purposes.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations. To meet these needs, the Company currently relies on cash flows from operations, borrowings under its warehouse facilities and bank lines of credit. The amount of outstanding borrowings under the warehouse facilities at December 31, 2002 and 2001 was $39.5 million and $14.0 million, respectively. The warehouse facilities are secured by the mortgage loans funded with the proceeds of such borrowings.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. (4.25% at December 31, 2002) plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of December 31, 2002, the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant such waivers if the Company continues to fail to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The Bank has continued the waiver through the date of filing. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through June 2003. The total amount outstanding on the IMPAC Line at December 31, 2002 and December 31, 2001 was $35.2 million and $13.7 million, respectively.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at December 31, 2002 was $4.1 million.

     The Company expects that the increased existing IMPAC Line and the Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line.

     In November 2002, the Company entered into an installment loan with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50% (5.75% at December 31, 2002).

     The Company typically sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company.

     Net cash used in operations for the year ended December 31, 2002, was $25.1 million. Approximately $26.4 million of the cash used in operations during 2002 was due to an increase in mortgage loans held for sale and investment. The Company had cash provided by financing activities of approximately $25.9 million due to the increase in its borrowings under the warehouse facilities.

     The Company's existing capital resources, including the funds from its expanded committed warehouse facilities with IMPAC and Provident, and cash flows from its operations, are expected be sufficient to fund its current mortgage banking operation during 2003.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002. In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this business at any time in the foreseeable future (Note 15). The December 31, 2001 statements presented for comparative purposes were reclassified to reflect application of the provisions of this Statement, which had no material effect on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The Company does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS (BEGINS ON F PAGES BELOW)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and executive officers of the Company are as follows:

             Name            Age                 Position
--------------------- ----------- --------------------------------------
Keith S. Haffner         55        President & Chief Executive Officer, Director
Stanley Kreitman         71        Chairman of the Board of Directors
Stephen J. Mayer         50        Executive Vice President & Chief Financial
                                   Officer, Director, Secretary
Joel L. Gold             61        Director
Warren Katz              73        Director
--------------------

     Keith S. Haffner has been President and Chief Executive Officer and a Director of the Company since November 15, 2001 and Executive Vice President from October 1, 2001 through November 15, 2001. He served as interim Chief Executive Officer of the Company from December 29, 1999 through September 18, 2000, and previously an Executive Vice President of the Company beginning in 1996. Mr. Haffner had been a Director of the Company from September 7, 1999 until July 28, 2000. From 1994 through 1995, Mr. Haffner was Executive Vice President of Exchange Mortgage Corp. From 1986 through 1994, Mr. Haffner was Senior Vice President of Mortgage Production Administration at MidCoast Mortgage Corp. Prior to 1986, Mr. Haffner was employed at various positions with the Mortgage Bankers Association, the Department of Housing and Urban Development and the Federal National Mortgage Association (FNMA). Mr. Haffner received his B.A. in Political Science in 1969 and a Masters in Public Administration in Urban Studies and Real Estate Finance in 1972 from American University.

     Stanley Kreitman has been the Chairman of the Board of Directors since December 29, 1999 and a Director of the Company since February 23, 1998. Mr. Kreitman is a member of the Audit and Compensation Committees of the Board of Directors. Since March 1994, Mr. Kreitman has been Vice Chairman of Manhattan Associates, a merchant banking firm. From September 1975 through February 1994, Mr. Kreitman was President of United States Bancnote Corporation. Mr. Kreitman is Chairman of the Board of Trustees of New York Institute of Technology and he is currently a member of the Board of Directors of Porta Systems Corp., Medallion Funding Corp., Century Bank and CCA Industries, Inc.

     Stephen J. Mayer has been the Chief Financial Officer of the Company since September 1999 and Executive Vice President since December 1999. He has been Secretary of the Company since September 18, 2000 and a Director since November 15, 2001. From January 1999 to August 1999, Mr. Mayer served as a consultant to various companies in the areas of accounting and financial reporting. From October 1994 to December 1999, Mr. Mayer served as Vice President and Controller at Franklin Capital Corp., a publicly held investment company. From 1992 to 1994, he was the Vice President and Controller at MidCoast Mortgage Corp., overseeing the accounting, cash management and reporting functions. From 1987 to 1992, Mr. Mayer was at Arbor National Mortgage, originally as Vice President - Finance, which included overseeing accounting, reporting and administration, and later as Vice President of Strategic Planning, which included acquisitions, expansion and business planning. From 1980 to 1987, Mr. Mayer held various financial management positions at Eastern States, a credit card processor. From 1974 to 1980, he was an auditor at Touche Ross & Co. Mr. Mayer received his BBA in Accounting from the University of Notre Dame and is a Certified Public Accountant.

     Joel L. Gold has been a Director of the Company since February 23, 1998. Mr. Gold is a member of the Audit and Compensation Committees of the Board of Directors. Since December 1999, Mr. Gold has been Executive Vice President - Investment Banking at Berry-Shino Securities, Inc. From September 1997 to December 1999, Mr. Gold was Vice Chairman of Coleman and Company Securities, Inc. From April 1996 through September 1997, Mr. Gold was Executive Vice President and head of investment banking at L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor

& Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, Mr. Gold was a managing director at Bear Stearns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera and Sterling Vision, Inc. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

     Warren R. Katz has been a Director of the Company since November 15, 2001 and Director of Corporate Accounts and a loan officer for Geneva Mortgage Corp. since August 1998. From July 1992 to July 1998, Mr. Katz was a member of the executive committee of Salant Corp. and Chairman and CEO of the Salant Stores Division. From 1987 to 1992 he was Vice President, Regional Sales Manager - Northeast and Midwest of Salant Menswear Group, an international private label and brand name manufacturing and marketing company of men's apparel, including Perry Ellis, John Henry and Manhattan. From 1983 to 1987 he was Senior Vice President, General Merchandise Manager and a member of the executive committee of Gimbels East, the 18-unit New York and Philadelphia division of Gimbel Bros., a major department store chain. From 1952 to 1983 he served in various merchandising and management positions of increasing responsibility with Gimbels. Mr. Katz served in the United States Navy from April 1953 to April 1955 and has a Bachelor of Science degree from New York University with a major in retailing.

Compliance with Section 16 (a) of the Exchange Act

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2002. To our knowledge, our officers, directors and 10% stockholders have complied with all Section 16(a) filing requirements during the period ended December 31, 2002, except that: Ronald Friedman failed to file a Form 4 relating to one transaction; Robert Friedman failed to file a Form 4 relating to one transaction; Stanley Kreitman failed to file two Form 4's relating to two transactions; Joel Gold failed to file a Form 4 relating to one transaction; Keith Haffner failed to file a Form 4 relating to one transaction; Stephen Mayer failed to file a Form 4 relating to one transaction; and Warren Katz failed to file a Form 4 relating to one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning compensation during the fiscal years indicated to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (the "named executive officers"):

Summary Compensation Table

Name of Individual                                      Annual Compensation             Long Term Compensation
                                                       --------------------             ----------------------
and Principal Position                      Year           Salary           Bonus         Options Awarded
------------------------------------------------------------------------------------------------------------------------------------
Keith S. Haffner(1)                          2002        $ 149,034         $ 25,000            20,000
   President, Chief Executive Officer,       2001        $  29,296                -                -
   Director                                  2000        $ 125,000         $ 70,692                -

Stephen J. Mayer(2)                          2002        $  107,525          15,000            20,000
Executive Vice President and                 2001        $   88,375               -                -
   Chief Financial Officer,                  2000        $  105,394       $  50,000                -
   Director, Secretary
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Haffner's employment as interim CEO with the Company was terminated in September 2000. Mr. Haffner was re-hired as Executive Vice President on October 1, 2001 and became President, Chief Executive Officer and a Director of the Company on November 15, 2001.

(2) Mr. Mayer was hired as Chief Financial Officer in September 1999. He became Executive Vice President in December 1999 and Secretary of the Company upon the termination of the employment of Mr. Haffner in September 2000. He became a Director of the Company on November 15, 2001.


Option Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended December 31, 2002:

                                Individual Grants

                                                    Percent of Total
                                                        Options
                                                       Granted to
                               Number of              Employees in           Exercise or
                         Securities Underlying        Fiscal Year             Base Price             Expiration
         Name               Options Granted               (%)                   ($/Sh)                  Date
----------------------- ------------------------ ----------------------- ---------------------- ----------------------
Keith S. Haffner                 20,000                   6.9%                  $0.125              January 2012
Stephen J. Mayer                 20,000                   6.9%                  $0.125              January 2012



Fiscal Year End Option Values

                        Fiscal Year End Option Values (1)

                                                   Number of Securities
                                                  Underlying Unexercised                 Value of Unexercised
                                             Options and Warrants at December     in-the-Money Options and Warrants
                                                       31, 2001 (#)                  at December 31, 2002 ($)(2)
       Name                                     Exercisable/Unexercisable             Exercisable/Unexercisable
------------------------------------------ ------------------------------------- -------------------------------------

Keith S. Haffner                                      6,667 / 13,333                       $6,600 / $13,200
Stephen J. Mayer                                     16,667 / 13,333                       $6,600 / $13,200

-----------------

(1)  There were no option exercises in the fiscal year end December 31, 2002.
(2) The Value of Unexercised in-the-Money Options and Warrants is based on the closing per share bid price of $0.99 per share for the Company's Common Stock as reported by the Pink Sheets on December 31, 2002.

Director Compensation

     Directors who are salaried employees of the Company receive no compensation, as such, for services as members of the Board. Mr. Kreitman receives $5,000 per month for service as Chairman of the Board. Messrs. Gold and Katz each receive $1,000 for each meeting attended. In January 2002, the Company issued options to purchase 300,000 shares of the Company's Common Stock at $0.125 to the Board, a price 10% higher than the then market value of the stock. The options were granted as follows: Mr. Kreitman - 200,000 options; Mr. Gold - 50,000 options; Mr. Haffner - 20,000 options; Mr. Mayer - 20,000 options; and Mr. Katz - 10,000 options. The options vest one-third annually over a three-year period and expire 10 years from the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

     The following table sets forth the beneficial ownership as of March 31, 2003 of the Common Stock of (i) each person known by the Company to own beneficially five percent(5%) or more of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and
(iv) all directors and executive officers of the Company as a group.

                                                           Amount and Nature of
    Name and Address of Beneficial Owner                   Beneficial Ownership (1)                  Percentage
---------------------------------------------- ------------------------------------------------ --------------------

Ronald Friedman (2) (3)
c/o Cole Consulting, LLC                                       1,289,000                               32.99%
      100 North Centre Avenue
      Suite 300A
      Rockville Centre, NY 11570

The Ronald Friedman 1997 Grantor
Retained Annuity Trust (3)                                       398,077                               10.19%
c/o Jennifer Friedman - Trustee
      240 Cedar Drive
      Hewlett Bay Park, NY 11557

Robert Friedman (3) (4)                                          372,693                                9.54%
      19536 Planters Point Drive
      Boca Raton, FL 33434

Internet Business's International, Inc. (3)                      269,230                                6.89%
      3900 Birch Street, Suite 103
      Newport Beach, CA 92660

Stanley Kreitman (5)                                              71,667                                1.80%
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Joel L. Gold (6)                                                  39,667                                1.00%
c/o Berry-Shino Securities, Inc.
      425 Park Avenue,
      New York, NY 10022

Stephen J. Mayer (7)                                              16,667                                 *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Keith Haffner (8)                                                  7,867                                 *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Warren Katz (9)                                                    4,334                                 *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

All Directors and Officers as group                              140,202                                3.48%
   (5 Persons)

------------
* Less than 1% of outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 31, 2003 upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person, (but not those held by any other person), and that are currently exercisable or are exercisable within sixty (60) days from March 31, 2003 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Excludes 398,077 shares held in the name of The Ronald Friedman 1997 Grantor Retained Annuity Trust, of which Ronald Friedman's wife, Jennifer is the Trustee to which he disclaims beneficial ownership, and includes 1,289,000 shares which are to be sold to Stanley Kreitman under a stock purchase agreement dated July 17, 2002, which is anticipated to be completed pending approval of the New York State Banking Department.

(3) Effective July 28, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for rescission of the purchase of the Company's stock and return of the funds that were expended. On August 16, 2001, the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. At March 31, 2003, the transfer agent has indicated that IBUI owns 269,230 shares of the Company's stock.

(4) Excludes an aggregate of 185,000 shares owned by Robert Friedman's adult daughters, Donna Joyce and Suzanne Gordon, to which he disclaims beneficial ownership.

(5) Includes shares underlying options issued in 1999 to purchase 5,000 shares of the Company's Common Stock and options issued in 2002 to purchase 66,667 shares of the Company's Common Stock. Excludes 1,289,000 shares which are to be purchased from Ronald Friedman under a stock purchase agreement dated July 17, 2002, which is anticipated to be completed pending approval of the New York State Banking Department.

(6) Includes shares underlying options issued in 1998 to purchase 5,000 shares of the Company's Common Stock and options issued in 2002 to purchase 16,667 shares of the Company's Common Stock. Excludes 36,200 shares owned by Mr. Gold's spouse, Miriam Gold, to which he disclaims beneficial ownership.

(7) Includes shares underlying options issued in 1998 to purchase 10,000 shares of the Company's Common Stock and options issued in 2002 to purchase 6,667 shares of the Company's Common Stock.

(8) Includes shares underlying options issued in 2002 to purchase 6,667 shares of the Company's Common Stock.

(9) Includes shares underlying options issued in 1998 to purchase 1,000 shares of the Company's Common Stock and options issued in 2002 to purchase 3,334 shares of the Company's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 24, 2001, Geneva borrowed $63,125 from a trust whose sole trustee at the time was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owns. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during the quarter ended September 30, 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 and 2001 was $15,000 and $25,000, respectively. The note was paid in full during the first quarter of 2003.

     The Company had amounts receivable due from a former officer of the Company in the amount of $107,782 at December 31, 2001. These amounts consisted of general advances and a non-interest bearing note that had undefined repayment terms. The loan and advances were made when the former officer was Executive Vice President of Sales and Operations for Geneva and prior to his becoming an officer of the Company on December 29, 1999. In 2002, the amounts due were forgiven in lieu of a severance payment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K:

          None


     (b)  The following exhibits are included in this report:


          Exhibit
          Number            Description

            3.1    --       Certificate of Incorporation (2)
            3.2    --       Amendment to Certificate of Incorporation dated
                            April 11, 2003.
            3.3    --       Form of By-Laws (1)

            4.1    --       Form of Common Stock Certificate (1)

            4.2    --       Form of Representatives' Warrant (1)

            10.1   --       1997 Stock Option Plan (1)

            10.2   --       Qualified Stock Option Plan for Premiere Mortgage
                            Corp., dated April 1, 1997 (1)

            10.3   --       Form of Contribution Agreement (1)
            10.4   --       Form of Tax Indemnification Agreement (1)
            10.5  --        Form of Contractors' Agreement (1)

            10.6  --        Form of Stockholders' Agreement (1)

            10.7  --        Purchase and Sale Agreement, Annex I, Sellers
                            Warranty Agreement, Sellers Servicing Agreement and
                            Custody Agreement dated February 19, 200 with IMPAC
                            Warehouse Lending Group (2)

           10.8  --         Warehouse Loan and Security Agreement dated as of
                            August 29, 2002 with the Provident Bank (2)

           16.1   --        Letter re: Change in Certifying Accountants (2)

           21.1   --        Subsidiary of Registrant

           99.1   --        Certification of Chief Executive Officer Pursuant to
                            18 U.S.C. Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2   --        Certification of Chief Financial Officer Pursuant to
                            18 U.S.C. Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley Act of 2002


------------------

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-38783)

(2)  To be filed by Amendment

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 8-K dated February 28, 2000 and filed on March 6, 2000

PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, our Chief Executive Officer and Chief Financial Officer have each reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2003

                                           GENEVA FINANCIAL CORP.


                                           By       /s/ Keith Haffner
                                                   -----------------------------
                                                      Keith Haffner, President

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

               Signature                                           Title                                   Date
----------------------------------------- ------------------------------------------------------- ---------------------

          /s/ Keith S. Haffner              President and Chief Executive Officer, Director       April 14, 2003
-----------------------------------------
              Keith S. Haffner

          /s/ Stanley Kreitman              Chairman of the Board of Directors                    April 14, 2003
-----------------------------------------
              Stanley Kreitman

                                            Executive Vice President,  Chief Financial  Officer,  April 14, 2003
                                            Director and Secretary (Principal Accounting
          /s/ Stephen J. Mayer              Officer)
-----------------------------------------
              Stephen J. Mayer

         /s/ Joel L. Gold                   Director                                              April 14, 2003
-----------------------------------------
              Joel L. Gold

         /s/ Warren Katz                    Director                                              April 14, 2003
-----------------------------------------
              Warren Katz

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY

                                  Certification

     I, Keith S. Haffner, President and Chief Executive Officer of Geneva Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Geneva Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April  14, 2003
                                           /S/ Keith S. Haffner
                                           ----------------------------
                                           Keith S. Haffner
                                           President and Chief Executive Officer

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY

                                  Certification

     I, Stephen J. Mayer, Chief Financial Officer, Executive Vice President and Secretary of Geneva Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Geneva Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
                                             /S/ Stephen J. Mayer
                                             ----------------------------
                                             Stephen J. Mayer
                                             Chief Financial Officer,
                                             Executive Vice President and
                                             Secretary