Form 10KSB/A
period 2002-12-31
GENEVA FINANCIAL CORP
filed 2003-04-16
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.1

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

                                     PART II


ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements of the Company as at December 31, 2002 and for the two years in the period then ended are included in this Annual Report on Form 10-KSB/A following Item 13 hereof. The financial statements were inadvertently omitted from the original filing of the Annual Report.


                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K: None

     (b) The  following  exhibits are included in this  report:

         Exhibit
         Number         Description
         ------         -----------

         3.1  --    Certificate of Incorporation (2)

         3.2  --    Amendment to  Certificate of  Incorporation  dated April 14,
                    2003 *

         3.3  --    Form of By-Laws (1)

         4.1  --    Form of Common Stock Certificate (1)

         4.2  --    Form of Representatives' Warrant (1)

         10.1 --    1997 Stock Option Plan (1)

         10.2 -- Qualified Stock Option Plan for Premier Mortgage Corp. dated April 1, 1997 (1)

         10.3 --    Form of Contribution Agreement (1)

         10.4 --    Form of Tax Indemnification Agreement (1)

         10.5 --    Form of Contractors' Agreement (1)

         10.6 --    Form of Stockholders' Agreement (1)

         10.7 -- Purchase and Sale Agreement, Annex I, Sellers Warranty Agreement, Sellers Servicing Agreement and Custody Agreement dated February 19, 2000 with IMPAC Warehouse Lending Group
                    (2)

         10.8 --    Warehouse   Loan  and  Security   Agreement   and  Servicing
                    Agreement dated as of August 29, 2002 with The Provident Bank (2)

         16.1 --    Letter re: Change in Certifying Accountants (3)

         21.1 --    Subsidiary of Registrant *

         99.1 -- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 -- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-38783)

(2)  To be filed by Amendment

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 8-K dated February 28, 2000 and filed on March 6, 2000

*    Previously Filed

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2002 and 2001

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)



                                                                      CONTENTS
--------------------------------------------------------------------------------



                                                                        Page
                                                                        -----

INDEPENDENT AUDITORS' REPORT                                             F-1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                            F-2
  Consolidated Statements of Operations                              F-3-F-4
  Consolidated Statements of Changes in Shareholders' Equity             F-5
  Consolidated Statements of Cash Flows                              F-6-F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8-F-24

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Geneva Financial Corp. and Subsidiary
(f/k/a PMCC Financial Corp. and Subsidiary)
Rockville Centre, New York


We have audited the accompanying consolidated balance sheets of Geneva Financial Corp. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geneva Financial Corp. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
March 28, 2003
Woodbury, New York

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2002 and 2001
-------------------------------------------------------------------------------


                                     ASSETS
                                     ------
                                                                                   2002               2001
                                                                             ------------------ ------------------

Cash and cash equivalents                                                       $     935,264      $     444,497
Mortgage loans held for sale, net                                                  40,883,283         14,717,500
Mortgage loans held for investment, net                                               404,987            175,637
Accrued interest receivable                                                           541,000            120,000
Other receivables, net                                                                683,796            647,371
Assets held for sale - residential rehabilitation
  properties                                                                               --            430,014
Furniture, fixtures and equipment, net                                                490,332            320,528
Prepaid expenses and other assets                                                      99,346            112,633
Deferred taxes                                                                      1,000,000                --
                                                                                 -------------          --------


       TOTAL ASSETS                                                               $45,038,008        $16,968,180
                                                                                  ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
-----------
  Notes payable - principally warehouse lines of credit                          $39,884,091        $14,075,082
  Accrued expenses and other liabilities                                             946,189          1,085,675
                                                                                -------------      ------------

       TOTAL LIABILITIES                                                          40,830,280         15,160,757
                                                                                 ------------       -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
  Common stock, $.01 par value; 40,000,000 shares authorized; 3,950,000 and
   3,850,000 shares issued in 2002
   and 2001, respectively and 3,907,000 and 3,807,000 shares                          39,500             38,500
   outstanding in 2002 and 2001, respectively
  Additional paid-in capital                                                      11,066,538         11,042,538
  Accumulated deficit                                                             (6,643,839)        (9,019,144)
  Treasury stock, 43,000 shares, at cost                                            (254,471)          (254,471)
                                                                                -------------      ------------

       TOTAL SHAREHOLDERS' EQUITY                                                  4,207,728          1,807,423
                                                                                -------------      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                                                   $45,038,008        $16,968,180
                                                                                 ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                                                     2002               2001
                                                                               ------------------ ------------------
REVENUES
--------
 Gains on sales of mortgage loans                                                  $  8,381,936         $4,294,744
 Interest earned                                                                      1,731,440          1,010,380
                                                                                   -------------        ----------

       TOTAL REVENUES                                                                10,113,376          5,305,124
                                                                                    ------------        ----------

EXPENSES
--------
 Compensation and benefits                                                            3,743,552          2,614,499
 Interest expense                                                                     1,148,559            975,612
 Expense credit resulting from investigation                                                 --           (331,263)
 Expenses relating to the closing of the Roslyn office                                  276,308                 --
 Other general and administrative                                                     3,222,250          2,286,728
                                                                                   -------------        ----------

       TOTAL EXPENSES                                                                 8,390,669          5,545,576
                                                                                   -------------        ----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                               1,722,707           (240,452)
---------------------------------------

INCOME TAX BENEFIT                                                                    1,000,000                --
------------------                                                                 ------------    --------------

       INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                                                    2,722,707           (240,452)
                                                                                   -------------        ----------

LOSS FROM DISCONTINUED OPERATIONS
 Loss from the disposal of discontinued operations                                     (347,402)                --
 Loss from discontinued operations                                                           --           (172,768)
                                                                                  --------------        ----------

       TOTAL LOSS FROM DISCONTINUED
        OPERATIONS                                                                     (347,402)          (172,768)
                                                                                   ------------         ----------

       NET INCOME (LOSS)                                                           $  2,375,305         $ (413,220)
                                                                                   =============        ==========

The accompanying notes are an integral part of these consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

                 For the Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                                                     2002               2001
                                                                               ------------------ ------------------
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
 BASIC:
  Income (loss) from continuing operations                                        $       0.70       $    (0.06)
  Loss from discontinued operations                                                      (0.09)           (0.05)
                                                                                     ---------       -----------

  Net income (loss)                                                               $       0.61       $    (0.11)
                                                                                    ==========        ==========

  Weighted average number of shares of common stock
    outstanding                                                                      3,875,219         3,709,818
                                                                                     =========         =========

 DILUTED:
  Income (loss) from continuing operations                                       $       0.66        $    (0.06)
  Loss from discontinued operations                                                     (0.08)            (0.05)
                                                                                  ------------        -----------

  Net income (loss)                                                              $       0.58        $    (0.11)
                                                                                  ============       ============

  Weighted average number of shares of common stock
    and common stock equivalents outstanding                                         4,112,017         3,709,818
                                                                                     =========         =========

The accompanying notes are an integral part of these consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                   Additional                                                Total
                                         Common Stock               Paid-In         Accumulated      Treasury         Shareholders'
                                    Shares         Amount           Capital         (Deficit)          Stock              Equity
                                  ------------  -----------      ------------    --------------   ------------- -------------------

Balance - January 1, 2001           3,707,000      $37,500       $11,038,538       $(8,605,924)      $(254,471)          $2,215,643
-------

Net loss                                  --           --                --           (413,220)             --             (413,220)
Common stock issued for services

                                      100,000        1,000             4,000                --              --               5,000
                                    ---------    ---------       ------------     ------------     -------------      -------------

Balance - December 31, 2001         3,807,000       38,500        11,042,538        (9,019,144)       (254,471)          1,807,423
-------

Net income                                --           --                --          2,375,305              --           2,375,305
Common stock issued for settlement
 of litigation

                                      100,000        1,000            24,000                --              --              25,000
                                    ---------    ---------       -----------     --------------     -----------         -----------

Balance -  December 31, 2002        3,907,000      $39,500       $11,066,538      $(6,643,839)      $(254,471)          $4,207,728
-------                            ==========     ========       ===========       ===========       =========           ==========

The accompanying notes are an integral part of these consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                    2002                2001
                                                                               ------------------ ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                               $   2,375,305        $   (413,220)
 Loss from discontinued operations                                                     347,402             172,768
                                                                                 --------------       ------------

 Income (loss) from continuing operations                                            2,722,707            (240,452)
                                                                                  -------------        -----------

  Adjustments to reconcile income (loss) from continuing
   operations to net cash used in operating activities:
     Common stock issued for services
      and settlement of litigation                                                      25,000               5,000
     Depreciation and amortization                                                     178,824             197,183
  Changes in operating assets and liabilities
     Accrued interest receivable                                                      (421,000)             30,000
     Mortgage loans held for sale and investment, net                              (26,395,133)         (2,076,072)
     Other receivables, net                                                            (36,425)            770,240
     Prepaid expenses and other assets                                                  13,287              97,795
     Deferred taxes                                                                 (1,000,000)                 --
     Accrued expenses and other liabilities                                           (139,486)           (124,776)
                                                                                  ------------        ------------

       TOTAL ADJUSTMENTS                                                           (27,774,933)         (1,100,630)
                                                                                  ------------        ------------

       NET CASH USED IN CONTINUING
         OPERATIONS                                                                (25,052,226)         (1,341,082)

       NET CASH PROVIDED BY DISCONTINUED
         OPERATIONS                                                                     82,612              67,613
                                                                                  ------------        ------------

       NET CASH USED IN OPERATING
         ACTIVITIES                                                                (24,969,614)         (1,273,469)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                $     (348,628)     $      (4,993)
                                                                                 --------------      -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                 For the Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                   2002               2001
                                                                             ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net increase in notes payable-
   principally warehouse lines of credit                                         $ 25,929,009       $  1,635,971
  Proceeds from notes payable- - related party                                             --            163,125
  Repayment of notes payable - related party                                         (120,000)           (98,125)
                                                                                -------------       ------------

       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                                25,809,009          1,700,971

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                                             490,767            422,509

CASH AND CASH EQUIVALENTS - Beginning                                                 444,497             21,988
-------------------------                                                      ---------------     -------------

CASH AND CASH EQUIVALENTS - Ending                                              $     935,264       $    444,497
-------------------------                                                       ==============      ============


SUPPLEMENTAL INFORMATION Cash paid during the year for:
  Interest                                                                         $1,037,000        $   922,874
  Income taxes                                                                   $     30,000        $        --

 Loans transferred from held for sale to held for investment                     $    221,000        $        --



The accompanying notes are an integral part of these consolidated financial statements.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization
         ------------

     Geneva Financial Corp. (the "Company") (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to year-end, PMCC Financial Corp. changed its name to Geneva Financial Corp. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF".

     Geneva is a mortgage banker conducting business in ten states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activities during the years ended December 31, 2002 and 2001 are (i) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) the funding of the purchase, rehabilitation and resale of vacant residential real estate properties. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 15). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.


NOTE 2 - Significant Accounting Policies
         -------------------------------


     Use of Estimates
     ----------------

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation
     -------------

     The consolidated financial statements of the Company include the accounts of the Company, Geneva and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market accounts and other short-term liquid investments with an original maturity of three months or less.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2002 and 2001.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Reclassifications
     -----------------
     Certain reclassifications have been made to the financial statements shown for the prior year to have them conform to current year's classifications.

     Mortgage Loans Held For Sale
     ----------------------------
     Mortgage loans held for sale, including any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors, net of reserves for recourse mortgages. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost. The Company follows a strategy of selling all of its originated loans on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of the majority of the Company's loan sales does not, however, entirely eliminate the Company's default risk. The Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to make its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process. Reserves for recourse mortgage sales were $50,000 and $25,000 at December 31, 2002 and 2001, respectively.

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities or treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. The Company accounts for these hedges as provided under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivatives Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation.

     The Company accounts for and documents loan losses as provided under the Securities and Exchange Commission Staff Accounting Bulletin 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). The Company has developed, documented and applied a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan losses in accordance with accounting principles generally accepted in the United States of America.

     Mortgage Loans Held For Investment
     ----------------------------------
     Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses. There was an allowance of $25,000 at December 31, 2002 and $50,000 at December 31, 2001. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Other Receivables
     -----------------
     Other receivables consist primarily of amounts due from the Company's bank on credit card receipts, and notes and other amounts due from employees. Advances and notes due from former employees are retained on the books but are fully reserved. Reserves for uncollectible receivables were $2,078,000 and $2,400,000 at December 31, 2002 and 2001, respectively.

     Residential Rehabilitation Properties
     -------------------------------------
     Geneva's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. In 2000, the Company halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as practicable. In August 2002, the Company discontinued the residential rehabilitation segment line of business (see Notes 13 and 15) and has accounted for it as a discontinued operation in the accompanying financial statements. At December 31, 2002, there were no remaining properties on hand, as they were all sold and the related operations were terminated.

     Furniture, Fixtures and Equipment
     ---------------------------------
     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation utilizing the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost less accumulated amortization. The Company provides for amortization utilizing the straight-line method over the life of the lease or the estimated useful lives of the assets, whichever is shorter.

     Commitment Fees
     ---------------
     Commitment fees received, which arise from agreements with borrowers that obligate the Company to make a loan or to satisfy an obligation under a specified condition, are initially deferred and recognized as income as loans are delivered to investors, or are written off along with deferred origination costs when it is evident that the commitment will not be utilized.

     Loan Origination Fees
     ---------------------
     Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Net deferred origination costs were $1,283,183 and $845,000 at December 31, 2002 and 2001, respectively, and are included in "Mortgage loans held for sale, net" in the accompanying consolidated balance sheets.

     Income Taxes
     ------------
     The Company accounts for income taxes under the liability method as required by SFAS No. 109 "Accounting for Income Taxes". The primary objectives of accounting for income taxes are to (a) recognize the amount of income tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Earnings (Loss) Per Share
     -------------------------
     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the year ended December 31, 2001. Approximately 98,250 options were not included in the weighted average number of shares of common stock and common stock equivalents calculation because the effect including these options in the calculation would be anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Year Ended December 31,
                                                        2002              2001
                                                     -----------     -----------

      Numerator:
          Net income (loss)                           $2,375,305      $(413,220)
                                                      ==========       =========


                                                        Year Ended December 31,
                                                        2002             2001
                                                      ----------     -----------
      Denominator for basic EPS:
          Weighted average shares outstanding         3,875,219       3,709,818

      Effect of dilutive securities:
          Dilutive potential common shares              236,798              --
                                                     ----------       ----------

      Denominator for diluted earnings per share      4,112,017       3,709,818
                                                     ==========       ==========

     Stock-Based Compensation
     ------------------------

     At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 8. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 2 - Significant Accounting Policies, continued
         -------------------------------
       Stock-Based Compensation, continued
       ------------------------

                                                                           Year Ended December 31,
                                                                            2002             2001
                                                                       ---------------- ----------------
      Net income (loss) as reported                                        $2,375,305        $(413,220)

      Deduct:  Total stock-based  employee  compensation  expense determined under fair value-based method for all awards,
      net of related tax effect.
                                                                               20,353          240,273
                                                                           ----------        ---------

      Pro forma net income (loss)                                          $2,354,952        $(653,493)
                                                                           ==========        =========

      Basic net income (loss) per share as reported                            $ .61             $(.11)
                                                                               =====             =====

      Basic pro forma income (loss) per share                                  $ .61             $(.18)
                                                                               =====             =====

      Diluted net income (loss) per share as reported                          $ .58             $(.11)
                                                                               =====             =====

      Diluted pro forma net income (loss) per share                            $ .58             $(.18)
                                                                               =====             =====

     There were no options granted in 2001. The fair value of options at date of grant in 2002 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                                                          2002
                                                                                        --------
      Expected life (years)                                                                 5
      Risk free interest rate                                                              4.75%
      Volatility                                                                           282%
      Dividends                                                                             --

     The weighted average fair value of each option at date of grant using the fair value based method during 2002 is estimated at $0.10.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     Recently Issued Accounting Pronouncements
     -----------------------------------------

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

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

       Recently Issued Accounting Pronouncements, continued
       ------------------------------------------

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

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

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

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 3 - Furniture, Fixtures and Equipment
         ---------------------------------

     Furniture, fixtures and equipment and their related useful lives are summarized as follows:

                                                                          December 31,
                                                                -----------------------------------------------------
                                                                    2002              2001           Life in Years
                                                                ---------------  --------------    ------------------
         Furniture and fixtures                                      $   210,806      $  202,169           7
         Computer and office equipment                                 1,159,790         831,304           5
                                                                      ----------      ----------
                                                                       1,370,596       1,033,473

         Accumulated depreciation and amortization                      (880,264)       (712,945)
                                                                     -----------      ----------

         Furniture, fixtures and equipment, net                      $   490,332      $  320,528
                                                                     ===========      ==========

     Depreciation and amortization expense related to furniture, fixtures and computer and office equipment, included in other general and administrative expense in the consolidated statements of operations, amounted to $178,824 and $197,183 for the years ended December 31, 2002 and 2001, respectively.


NOTE 4 - Notes Payable
         -------------

     Notes payable consist of the following:

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                      2002               2001
                                                                                ------------------ ------------------
           Warehouse lines of credit                                                $39,364,451        $13,785,442
           Revolving lines of credit                                                    154,640            154,640
           Note payable - related party                                                  15,000            135,000

           Promissory note payable                                                      350,000                 --
                                                                                  -------------                 --

                                                                                    $39,884,091        $14,075,082


     At December 31, 2002 and 2001, substantially all of the mortgage loans held for sale and investment and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate (4.25% at December 31, 2002) as posted by Bank of America, N.A. plus 0.50%. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of December 31, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a Waiver. There can be no assurance that the Bank will continue

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 4 - Notes Payable, continued
        ---------------

     to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the IMPAC Line become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The total amount outstanding on the IMPAC Line at December 31, 2002 and 2001 was $35,226,149 and $13,723,583, respectively.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings and the cash collateral account. Interest payable is variable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial covenants. The total amount outstanding on the Provident Line at December 31, 2002 was $4,138,302.

     In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company. Interest payable was variable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. The balance outstanding on this line at December 31, 2001 was approximately $62,000. The Chase line was paid in full in October 2002.

     During 1999, the Company entered into a revolving line of credit agreement with total credit available of $3.1 million. The interest rate on the line was 10% per annum. The line is secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses. The total outstanding under these lines was $154,640 at December 31, 2002 and 2001.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, then owner of 14% of the Company's outstanding stock and father of Ronald Friedman, the Company's former President and CEO and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 16% per annum payable monthly. The note was secured by properties and a mortgage which the Company owned. Under the same note, the Company borrowed an additional $50,000 in July 2000. The balance due on the note at December 31, 2001 was $70,000. The balance was paid in full when the remaining underlying collateral was sold in June 2002.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 4 - Notes Payable, continued
        --------------

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee is Ronald Friedman, owner of 44% of the Company's outstanding stock and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during the quarter ended September 30, 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $75,000 in 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 and 2001 was $15,000 and $25,000, respectively. The note was paid in full during the first quarter of 2003.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest is variable and payable based on the Prime Rate as designated by Signature Bank plus 1.50% (5.75% at December 31, 2002).

     Maturities of long-term debt at December 31, 2002 are as follows:

                                      For the Year
                                   Ending December 31,              Amount
                              ------------------------------ ------------------
                                          2003                       $116,644
                                          2004                        116,644
                                          2005                        116,712
                                                                     --------

                                          Total                      $350,000


NOTE 5 - Income Taxes
        -------------

     The following summarizes the components of the benefit for current and deferred income taxes for the years ended December 31, 2002 and 2001:



                                                    Year Ended December 31,
                                                   2002                2001
                                             ------------------ ---------------

         Current:
           Federal                            $             --    $         --
           State and local                                  --              --
                                              ----------------    -------------

                  Total Current               $             --     $        --
                                              ----------------     ------------

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 5 - Income Taxes, continued

                                                      Year Ended December 31,
                                                     2002                2001
                                                -------------- -----------------

         Deferred
           Federal                               $   829,000     $           --
           State and local                           171,000                 --
                                                 -----------      -------------

                  Total Deferred                   1,000,000                 --
                                                  ----------      -------------

                  Income Tax Benefit              $1,000,000      $          --
                                                  ==========      =============

     During the year ended December 31, 2002, the Company utilized approximately $939,000 of net operating loss carryforwards. The Company has a net operating loss carryforward for New York State tax and Federal tax purposes of approximately $9,288,000 and $7,236,000, as of December 31, 2002, which expires through 2021.

     The valuation allowance decreased by $1,512,000 at December 31, 2002. The Company believes that it is more likely than not, to use at least a portion of its net operating loss carryforward.

     The components of deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

                                                     December 31,
                                              2002                 2001
                                             ------------        -------------
     Net operating loss carryforward         $ 3,110,000          $ 3,460,000
     Loan origination fees                      (533,000)            (346,000)
     Reserves                                    306,000              246,000
     Other, net                                  (21,000)              14,000
                                             ------------        -------------
                                               2,862,000            3,374,000

     Valuation allowance                      (1,862,000)          (3,374,000)
                                             -----------         -------------

     Net deferred tax asset                  $ 1,000,000      $            --
                                             ===========       ===============

     The benefit for income taxes for 2002 and 2001 differ from the amounts computed by applying federal statutory rates due to:

                                                       Year Ended December 31,
                                                       2002                2001
                                                     -------------   -----------
   Tax at Federal statutory rate of 34%                $ (468,000)    $ 140,000
   State income taxes, net of Federal benefit             (64,000)       30,000
   Valuation allowance                                  1,512,000      (170,000)
   Other, net                                              20,000            --
                                                     ------------   ------------

           Total Income Tax Benefit                    $1,000,000   $        --
                                                       ==========   ============

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6 - Noncancellable Operating Leases
        ---------------------------------

     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire at various dates through 2008, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     On May 21, 2002, the Company entered into a five year office lease, which commenced August 1, 2002 and has a monthly rent of $8,667.

     On December 30, 2002, the Company renewed one of its office leases, which has a five year term and monthly rent of approximately $8,000.

     On January 1, 2003, the Company entered into a five year office lease, which has monthly rent of $4,467, with options to renew for successive 5 year terms.

     The following schedule represents future minimum rental payments required under non-cancelable operating leases for office space and equipment:

                            For the
                     Year Ending December 31,          Amount
                   ----------------------------- -------------------
                               2003                      $307,395
                               2004                       290,600
                               2005                       285,800
                               2006                       285,800
                               2007                       240,296
                            Thereafter                      8,510
                                                      -----------

     Total Minimum Payments Required                   $1,418,401

     Total rent expense for the years ended December 31, 2002 and 2001 was approximately $167,000 and $230,000, respectively. In addition, in the year ended December 31, 2002, the Company incurred $276,000 in costs to finalize a settlement with the landlord at the Roslyn Heights office in order to terminate the remaining 4.5 years of the lease and termination of certain equipment leases. These costs are included in expenses relating to closing of the Roslyn Office in the accompanying financial statements (see Note
     12).


NOTE 7 - Employee Benefits
         -----------------

     The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $12,000 and $18,000 for the years ended December 31, 2002 and 2001, respectively.


NOTE 8 - Stock Option Plans
         ------------------

     The Company has two stock option plans: the 1997 Stock Option Plan (the "1997 Plan") and the Premiere Option Plan ("Premiere Plan"). Under the two options plans, 750,000 common shares have been reserved for issuance. The 1997 Plan grants both qualified and non-qualified stock options. The Premiere Plan grants only qualified stock options. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant and the options' vesting varies based on the agreement terms.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




     Option activity for both plans are as follows:
                                                                    Weighter
                                                      Number       average
                                                     of Shares   exercise price
                                                   ------------  ---------------
       Outstanding at January 1, 2001                   340,750        $7.68
         Granted                                             --           --
         Expired                                             --           --
         Forfeited                                      (40,000)        7.71
                                                     ----------        -----

       Outstanding at December 31, 2001                 300,750         7.68
         Granted                                        300,000         0.13
         Expired                                             --           --
         Forfeited                                     (252,500)        6.69
                                                      ---------        -----

       Outstanding at December 31, 2002                 348,250        $1.19
                                                      =========        =====

       Options exercisable at December 31, 2002          43,083        $7.79
                                                      ==========       =====

       On January 2, 2002, the Company issued 300,000 stock options under the Company's 1997 Stock Option Plan to members of the Company's Board of Directors. The exercise price of the options is $0.125 per share. The options vest over a three year period.

     The weighted average remaining contractual life of all the options is approximately 8.58 years.


NOTE 9 - Related-Party Transactions
         --------------------------

     The Company has amounts due from a former officer of the Company in the amount $107,782 at December 31, 2001. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. In 2002, the amounts due from the former officer were forgiven in lieu of a severance payment.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 10 - Financial Instruments With Off-Balance Sheet Risk and Concentrations
          --------------------------------------------------------------------

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund, at locked in rates, approximately $19.7 million and $8.7 million of mortgage loans at December 31, 2002 and 2001, respectively.

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities ("MBS") or Treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these contracts, the Company enters into commitments to purchase MBS or five and ten-year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally from one to three months in term. At December 31, 2002 the Company had commitments to purchase $3 million of MBS. At December 31, 2001 the Company had commitments to purchase $1 million of U.S. Treasury notes. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the statement of operations. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended December 31, 2002 were not material to the financial statements of the Company.

     In the normal course of its mortgage banking activities, the Company enters into commitments to sell the mortgage loans that it originates. The Company commits to sell the loans at specified prices in future periods, generally 30 days from date of commitment, directly to permanent investors. Market risk is associated with these financial instruments, which results from movements in interest rates and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loans and the price guaranteed in the commitment.

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in the New York City Metropolitan area and Florida.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     The Company currently finances its mortgage banking operations with two warehouse facilities. The lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with similar facilities on comparable terms. However, a termination of the current warehouse facilities without immediate replacements could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

NOTE 11 - Disclosures About Fair Value of Financial Instruments
          -----------------------------------------------------

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

     The estimated fair value of all of the Company's financial assets and financial liabilities approximates their carrying amounts.

     The following summarizes the major methods and assumptions used in estimating the fair values of the financial instruments:

     Financial Assets
     ----------------
     Cash and cash equivalents - The carrying amounts for cash and cash equivalents approximate fair value as they mature in 30 days or less and do not present unanticipated credit concerns.

     Mortgage loans held for sale, net - Fair value is estimated based on current prices established in the secondary market or, for those loans committed to be sold, based upon the price established in the commitment.

     Mortgage  loans  held  for  investment,  net  -  Fair  value  is  based  on management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved, or on sales price if committed to be sold.

     Accrued interest receivable - The fair value of the accrued interest receivable balance is estimated to be the carrying value.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     Financial Liabilities
     ---------------------
     Notes payable- principally warehouse lines of credit - The fair value of the notes payable is based on discounting the anticipated cash flows using rates which approximate the rates offered for borrowings with similar terms.

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

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




NOTE 12 - Commitments and Contingencies
          -----------------------------

     Litigation
     ----------

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

     In 2001, the Company was named one of the defendants in a lawsuit by one of the Company's investors "Wells Fargo Funding v. Premiere Mortgage Corp. v. Stewart Title." The Company's investor has indicated that the Company is required to repurchase various loans totaling in excess of $1,000,000 primarily due to title issues. The Company vigorously disputes this claim and believes that the underlying value of the properties involved will more than adequately reimburse the investor for any potential losses. Additionally, the Company feels that if any loss does occur, such loss would be covered by the title insurers. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC," which was settled in 2002. The Company must pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, the first installment was due upon execution of the settlement agreement and the remaining eleven payments commence June 1, 2002 and continue to April 1, 2003. Additionally, the Company was required to issue 100,000 shares of the Company's common stock, which was valued at $25,000. As a result of the settlement, the Company incurred an additional expense of approximately $170,000, in excess of amounts previously accrued. The expense was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the year ended December 31, 2002.

     Also in conjunction with the closing of its Roslyn office, the Company returned various office equipment that were subject to long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002 the Company settled and agreed to pay $106,000 in eighteen monthly installments of $5,890. The Company incurred an additional expense of approximately $106,000, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the year ended December 31, 2002.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 12 - Commitments and Contingencies, continued
          -----------------------------

     In January 2002, the Company, the United States Attorney's office of the Eastern District of New York ("U.S. Attorney") and the United States Department of Housing and Urban Development ("HUD") signed a Consent Decree and Order to resolve an investigation into the Company in a manner in which the Company would not be prosecuted. The Company reimbursed HUD $100,000 for certain losses, costs and expenses related to the loans under investigation. This amount was reimbursed to the Company under its Errors and Omissions Insurance. The U.S. Attorney, primarily in 2000, had conducted the investigation based on allegations asserted in a criminal complaint against a loan officer formerly employed by the Company and Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company, and currently a consultant to the Company. Mr. Friedman has settled the criminal suit against him by entering a plea of guilty. As a result of this investigation, the Company had incurred expenses in the aggregate of approximately $1.3 million from January 2000 through December 2001. These expenses included legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and negotiations of warehouse lines of credit amendments. For the year ended December 31, 2001, the Company recorded a credit of $205,000 for legal fees that were reimbursed through the Company's Directors and Officers Insurance.

     Employment/Consulting Agreements
     --------------------------------

     In May 2000, the Company entered into a Consulting Agreement with Ronald Friedman to provide general business services to the Company as mutually agreed upon by the Company and Ronald Friedman. The Consulting Agreement's original term was for one year and is automatically renewed for consecutive one-year terms unless terminated in accordance with provisions of the agreement. The Consulting Agreement included annual compensation to Mr. Friedman of a consulting fee of $240,000, and commission of 6 basis points on all loans closed by the Company. In April 2001, Mr. Friedman's annual consulting fee was reduced to $120,000.


NOTE 13 - Segment and Product Information
          -------------------------------

     The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which became effective for the Company in 1997 and has been implemented for all periods presented. The Company operated in two separate business segments: mortgage banking and residential rehabilitation properties. With the disposal of the residential rehabilitation properties segment in 2002 (Note 15), the Company is currently operating in one business segment, mortgage banking.

     The Company originates mortgage loans in two sales channels; retail and wholesale. For 2002, 45% of the Company's mortgage originations were derived from the retail sales channel and 55% the from the wholesale sales channel. For 2001, 21% of the Company's mortgage originations were derived from the retail sales channel and 79% from the wholesale sales channel.

                     GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 14 - Shareholders' Equity
          --------------------

     Effective July 28, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and The Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company then outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for rescission of the purchase of the Company stock and return of the moneys expended. On August 16, 2001 the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. These lawsuits are still outstanding and pending. At December 31, 2002, the transfer agent has indicated that IBUI owns 269,230 shares of Company stock or 7.26% of the total shares outstanding.

     In 2002, the Company issued 100,000 shares of its common stock as part of the settlement of a lawsuit with a previous landlord, which was valued at $25,000 (see Note 12).

     In December 2001 the Company issued 100,000 shares of its common stock as payment of certain liabilities, valued at $5,000.


NOTE 15 - Discontinued Operations
          -----------------------

     In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this line at any time in the foreseeable future. This determination was based upon the fact that there have been no rehabilitation properties purchased since early 2000 and the Company has been selling off the properties on hand since then. Also, the Company does not have a warehouse line in place to purchase any new properties nor does it intend to pursue such a line.

     Operating results of the residential rehabilitation property segment was as follows:

                                                          For the Year Ended
                                                             December 31,
                                                     --------------------------
                                                        2002             2001
                                                     ------------ -------------


  Sales of Residential Rehabilitation Properties       $337,518      $ 269,750
                                                      ========        ========

  Loss From Discontinued Operations                   $(347,402)     $(172,768)
                                                      =========       =========

There was no income tax liability or benefit associated with the losses on discontinued operations

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2003


                                               GENEVA FINANCIAL CORP.


                                               By: /s/Keith Haffner
                                                  -------------------------
                                                  Keith Haffner, President


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

Date: April 15, 2003

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

Date: April 15, 2003

                                           /s/ Stephen J. Mayer
                                           -------------------------------
                                           Stephen J. Mayer
                                           Chief Financial Officer,
                                           Executive Vice President and
                                           Secretary