Form 10-K
period 2001-12-31
GENEVA FINANCIAL CORP
filed 2003-04-30
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001


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

               100 North Centre Avenue Rockville Centre, NY 11570
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

Forward Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The statements included in this Annual Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the Company's efforts to improve quality control; and other risks and uncertainties described in this Annual Report on Form 10-K and in Geneva Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

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


                                                                 Years Ended December 31,
                                                                     ($ in thousands)
                                       ------------------------------------------------------------------------------
                                               1998            1999           2000            2001            2002
                                               ----            ----           ----            ----            ----
Conventional Loans:
  Volume                                     $359,143        $379,462       $191,312        $200,090        $345,685
  Percentage of total volume                      62%             68%            92%            100%            100%

FHA/VA Loans:
  Volume                                     $146,628        $167,153        $15,788           $  -           $   -
  Percentage of total volume                      25%             30%             8%              0%              0%

Sub-Prime Loans
  Volume                                      $76,645         $14,083        $    -            $  -            $  -
  Percentage of total volume                      13%              2%            0%               0%              0%

Total Loans:
  Volume                                     $582,416        $560,698      $207,100         $200,090        $345,685
  Number of Loans                               3,793           3,662          1,437           1,243           1,673
  Average Loan Size                              $154            $153           $144            $161            $207
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

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owns. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 is $15,000. The note was paid in full in the first quarter of 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. The Common Stock was initially listed on the American Stock Exchange (the "Amex") under the symbol "PFC". On December 22, 1999, following the Company's announcement concerning the Investigation as described in "Item 1 - Business - Recent Developments" of this Report, the Amex suspended trading in the Common Stock and commenced a review of the listing status of the stock. On January 4, 2001, after a lengthy review and appeal process, the Company's common stock was removed from listing and registration on the Amex. The Company's common stock is currently trading over the counter on the Pink Sheets under the symbol "PMCF". The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the delisting could adversely affect the ability of broker-dealers to sell the Common Stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price.

The following table sets forth the closing high and low bid prices for the Common Stock for the fiscal period indicated. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers.

2000                                           High                  Low
----                                           ----                  ----
1st Quarter.............                       N/A*                  N/A*
2nd Quarter.............                       N/A*                  N/A*
3rd Quarter.............                       N/A*                  N/A*
4th Quarter.............                       N/A*                  N/A*

2001                                           High                  Low
----                                           ----                  ----
1st Quarter..............                      $3.00                 $0.13
2nd Quarter..............                      $0.25                 $0.10
3rd Quarter..............                      $0.10                 $0.05
4th Quarter..............                      $0.25                 $0.05

2002                                           High                  Low
----                                           ----                  ----
1st Quarter..............                      $0.55                 $0.05
2nd Quarter..............                      $0.75                 $0.45
3rd Quarter..............                      $0.85                 $0.45
4th Quarter..............                      $1.15                 $0.50


* - Trading of the Company's common stock was suspended on December 22, 1999 and was suspended throughout the year ended December 31, 2000, and commenced trading on the Pink Sheets in January 2001.

     The closing per share bid price of the Common Stock as reported by the Pink Sheets on March 31, 2003, was $0.70. As of December 31, 2001, the Company had 38 shareholders of record and approximately 600 beneficial shareholders.

Dividend Policy

To date, the Company has not paid a dividend on its Common Stock and is restricted to do so by covenants with its warehouse banks. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company currently intends to retain future earnings for use in the Company's business.

Equity Compensation Plan Information

The following table sets forth information concerning the Company's equity compensation plans at December 31, 2001:

                                             Number of securities          Weighted average          Number of
                                          to be issued upon exercise      exercise price of          securities
                                            of outstanding options,      outstanding options,   remaining available
       Plan Category                          warrants and rights        warrants and rights    for future issuance
---------------------------------------- ------------------------------ ----------------------- ---------------------

Equity compensation plans
   approved by  security holders                       300,750                     $7.68                 449,250
Equity compensation plans not
   approved by security holders                              0                       --                       0
                                                    -----------                 ---------               --------

Total                                                  300,750                     $7.68                 449,250





ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                          At or for the Years Ended December 31,
                                          ----------------- -------------- --------------- --------------- --------------
                                                 1997            1998            1999            2000            2001
                                          ----------------- -------------- --------------- --------------- --------------
                                                                      ($ in thousands, except per share data)
Revenues                                         $39,364        $58,646         $52,577         $19,665         $5,574
Net income (loss)                                  3,701          1,938         (1,914)         (9,002)          (413)
Pro forma net income 1                             2,150          2,709             N/A             N/A            N/A
Pro forma net income (loss)
      per share - diluted 2                         0.84           0.75          (0.51)          (2.43)         (0.11)


Operating Data:

Mortgage loans originated:
Conventional                                     177,825        359,143         379,462         191,312        200,090
FHA/VA                                            75,060        146,628         167,153          15,788             --
Sub Prime                                         61,675         76,645          14,083              --             --
                                        ----------------- -------------- --------------- --------------- --------------
                                                 314,560        582,416         560,698         207,100        200,090
                                        ================= ============== =============== =============== ==============

Number of loans originated                         2,160          3,793           3,662           1,437          1,243
Average principal balance per loan
originated                                          $146           $154            $153            $144           $161

Consolidated Balance Sheet Data:

Receivable from sales of loans                   $35,131        $20,789          $4,300       $     --        $    --
Mortgage loans held for sale, net                 18,610         67,677          36,666          12,590         14,717
Residential rehabilitation properties             11,584         16,492          15,190             670            430
Total assets                                      68,427        112,809          63,546          15,800         16,968
Borrowings                                        59,410         94,674          50,584          12,374         14,075
Shareholders' equity                               4,809         13,033          11,097           2,216          1,807
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Years Ended December 31, 2001 and 2000
General


Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                  ---------------------- --- ---------------------
                                                                          2001                       2000
                                                                  ----------------------     ---------------------

Sales of residential rehabilitation properties                                 $269,750               $16,967,508
Gains on sales of mortgage loans, net                                         4,294,744                 2,451,462
Loss on sales of delinquent loans                                                    --                 (975,000)
Interest earned                                                               1,010,380                 1,221,312
                                                                  ----------------------     ---------------------
Total revenues                                                               $5,574,874               $19,665,282
                                                                  ======================     =====================


     Revenues from the sale of residential rehabilitation properties decreased $16.7 million, or 98%, to $270,000 for the year ended December 31, 2001 from $17.0 million for the year ended December 31, 2000. The number of residential rehabilitation properties sold was 4 for the year ended December 31, 2001 compared to 120 for the year ended December 31, 2000. This decrease was a result of the Company's discontinuance of the acquisition of residential rehabilitation properties coupled with the initiative to sell the completed properties on hand as quickly as practicable during 2000.

     Gains on sales of mortgage loans increased $1.8 million, or 72%, to $4.3 million for the year ended December 31, 2001 from $2.5 million for the year ended December 31, 2000. Mortgage loan originations were $200.1 million and $207.1 million for the year ended December 31, 2001 and 2000, respectively. This 3% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, partly offset by an increase in wholesale originations. In spite of this decrease in origination volume, origination revenue increase due to the fact that beginning in August 2001, the Company has been selling loans on a bulk basis as well as on an individual flow basis. Based on pricing of these bulk sales, the Company is earning an additional 100-175 basis points (100 basis points equals one percent) on loans sold in this manner.

     The loss on sale of delinquent loans for the year ended December 31, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. There were no such losses in 2001.

     Interest earned decreased $211,000, or 18%, to $1.0 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. This decrease was primarily due to a decrease in mortgage interest rates to approximately 7.0% during 2001 from approximately 8.5% during 2000.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                   Years Ended December 31,
                                                                      ---------------------- ---- -------------------
                                                                              2001                       2000
                                                                      ----------------------      -------------------
Cost of sales-residential rehabilitation properties                                $442,518              $16,580,076
Compensation and benefits                                                         2,614,499                5,018,448
Interest expense                                                                    975,612                1,983,774
Expenses resulting from Investigation                                             (331,263)                1,669,900
Expenses relating to closing Roslyn office                                               --                  875,065
Other general and administrative                                                  2,286,728                3,523,357
                                                                      ----------------------      -------------------
Total expenses                                                                    5,988,094              $29,650,620
                                                                      ======================      ===================

     Cost of sales - residential rehabilitation properties decreased $16.1 million, or 97%, to $443,000 for the year ended December 31, 2001 from $16.6 million for the year ended December 31, 2000. This decrease was the result of the decrease in the number of properties sold in the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Compensation and benefits decreased $2.4 million, or 48%, to $2.6 million for the year ended December 31, 2001 from $5.0 million for the year ended December 31, 2000. This decrease was primarily due to a decrease in sales commission resulting from a shift in mortgage loan originations from retail to wholesale. Wholesale loan commissions are lower than retail due to the manner in which loans are originated through independent brokers. In 2001, 87% of loans were originated through the Company's wholesale operation compared to 76% in 2000. Additionally, the full effect of reductions in staff at the Company's Roslyn and New Jersey locations that occurred throughout 2000 was fully realized in 2001.

     Interest expense decreased $1.0 million, or 51%, to $976,000 for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. This decrease was primarily attributable a decrease in warehouse interest rates during 2001 due to decreases in the prime rate along with the decrease in residential rehabilitation properties funded through the Company's warehouse facilities.

     As a result of the Investigation (see Item 3 - "Legal Proceedings"), the Company incurred direct expenses of $1.7 million in the year ended December 31, 2000. These expenses include legal and professional fees incurred in connection with the internal investigation of the Company, criminal defense attorneys and warehouse lines of credit fees. During 2001, a credit of $331,000 was recorded for these expenses due to re-negotiated amounts due to the Company's attorneys and a reimbursement of certain legal fees by the Company's Directors and Officers Insurance carrier.

     As a result of the closing the Roslyn office, the Company incurred direct expenses of $875,000 in the year ended December 31, 2000. These expenses include termination and broker costs for the settlement with the landlord to terminate the lease, write-offs of leasehold improvements and capitalized costs in relation to the office space, losses on sales of furniture and equipment and severance costs for terminated employees. No such expenses were incurred in 2001.

     Other general and administrative expense decreased $1.2 million, or 34%, to $2.3 million for the year ended December 31, 2001 from $3.5 million for the year ended December 31, 2000. This decrease was primarily due to realization of the full effect of decreased expenses in connection with the contraction in the operations of the Company throughout 2000.

     The net loss of $413,000 for the year ended December 31, 2001 was a decrease of $8.6 million or 96%, from the net loss of $9.0 million for the year ended December 31, 2000. In addition to the above changes in revenues and expenses, for the year ended December 31, 2001 the Company did not record a tax benefit of $165,000 for net operating losses generated due to the uncertainty of the realization of this benefit in future periods. The Company has a net operating loss carry forward at December 31, 2001 of $8.0 million for Federal purposes and $10.1 million for state purposes, which resulted in a deferred tax asset of $3.4 million, which was reserved in full at December 31, 2001.

Years Ended December 31, 2000 and 1999

General


Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                              Years Ended December 31,
                                                                  ---------------------- --- ---------------------
                                                                          2000                       1999
                                                                  ----------------------     ---------------------

Sales of residential rehabilitation properties                              $16,967,508               $35,960,124
Gains on sales of mortgage loans, net                                         2,451,462                12,634,550
Loss on sales of delinquent loans                                             (975,000)                 (685,000)
Interest earned                                                               1,221,312                 4,666,844
                                                                  ----------------------     ---------------------
Total revenues                                                              $19,665,282               $52,576,518
                                                                  ======================     =====================


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

     Gains on sales of mortgage loans decreased $10.1 million, or 80%, to $2.5 million for the year ended December 31, 2000 from $12.6 million for the year ended December 31, 1999. This decrease was due to a number of significant factors. Mortgage loan originations were $207.1 million and $560.7 million for the year ended December 31, 2000 and 1999, respectively. This 63% decrease was primarily the result of a decline in retail originations arising from the decrease in the number of retail loan officers, along with a significant reduction in the mortgage origination market (particularly in the Northeast) caused by increasing interest rates and a fall-off in mortgage refinancing. For the year ended December 31, 2000, approximately 24% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 76% from its wholesale operations, compared to 56% retail and 44% wholesale for the year ended December 31, 1999. Wholesale loans result in lower revenues due to broker fees paid of approximately 1% being deducted directly from the gain on sale, whereas retail loan commissions are shown on the statement of operations as expenses. Costs per loan for wholesale loans are generally lower overall than retail. Replacing the retail loan volume with wholesale loans reduced gains by approximately $663,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. In 1999, the Company was able to optimize the margins received on the sales of loans by hedging positions in future sales of Mortgage Backed Securities. This activity was halted due to the Investigation and subsequent suspension of trading of the Company's stock. For the year ended December 31, 2000, this resulted in approximately a 0.75% loss in revenue per loan or $1.6 million in total compared to the year ended December 31, 1999. Additionally, in past years, sub-prime loans were generally sold at a higher per loan margin than conventional loans. Discontinuing the sub-prime loan originations reduced gains by approximately $1.2 million for the year ended December 31, 2000 compared to the year ended December 31, 1999.

     The loss on sale of delinquent loans for the year ended December 31, 2000 was the result of the Company selling at discounted prices delinquent and non-performing loans that it would normally maintain in its portfolio to eventually work out and recover its investment through foreclosure procedures or refinancing. In prior years, GENEVA had warehouse lines where they could hold these loans throughout the foreclosure process. Bank United terminated this portion of their line immediately after the Investigation began in December 1999. In order to fulfill agreements with its lenders, the Company needed to sell the loans to pay off the warehouse lines as well as to meet the Company's additional cash requirements in the first nine months of 2000. These were imposed by increased capital requirements and Amendment Fees for warehouse lines, reduced warehouse commitments and additional professional fees (legal, consulting and audit) that were incurred as a result of the Investigation. The loss on sale of delinquent loans for the year ended December 31, 1999 represented the reserve booked anticipating the sale of loans on hand at December 31, 1999 that were subsequently sold at a discount.

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

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                                   Years Ended December 31,
                                                                      ---------------------- ---- -------------------
                                                                              2000                       1999
                                                                      ----------------------      -------------------
Cost of sales-residential rehabilitation properties                             $16,580,076              $33,084,179
Compensation and benefits                                                         5,018,448               11,826,434
Interest expense                                                                  1,983,774                4,818,304
Expenses resulting from Investigation                                             1,669,900                       --
Expenses relating to closing Roslyn office                                          875,065                       --
Other general and administrative                                                  3,523,357                5,969,821
                                                                      ----------------------      -------------------
Total expenses                                                                  $29,650,620              $55,698,738
                                                                      ======================      ===================


     Cost of sales - residential rehabilitation properties decreased $16.5 million, or 50%, to $16.6 million for the year ended December 31, 2000 from $33.1 million for the year ended December 31, 1999. This decrease was the result of the decrease in the number of properties sold in the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Compensation and benefits decreased $6.8 million, or 58%, to $5.0 million for the year ended December 31, 2000 from $11.8 million for the year ended December 31, 1999. This decrease was primarily due to decreased sales salaries and commission, which are based substantially on mortgage loan originations, and the reductions in staff at the Company's Roslyn and New Jersey locations, partly offset by the personnel added in Florida as part of the Prime Mortgage Corp. acquisition in July 1999. Total personnel decreased to 43 employees at December 31, 2000 from 185 at December 31, 1999.

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

Liquidity and Capital Resources

     At December 31, 2001, the Company's principal financing needs consisted of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company relied on borrowings under its warehouse facilities and bank lines of credit. The amount of outstanding borrowings under the warehouse facilities at December 31, 2001 and 2000 was $14.0 million and $12.3 million, respectively. The warehouse facilities are secured by the mortgage loans and residential rehabilitation properties funded with the proceeds of such borrowings. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate (4.75% at December 31, 2001) as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of December 31, 2001, the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant such waivers if the Company continues to fail to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through June 2003. The total amount outstanding on the IMPAC Line at December 31, 2001 and March 31, 2003 was $13.7 million and $24.7 million, respectively.

     In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company. The borrowings for residential rehabilitation properties under this line are guaranteed by Ronald Friedman, the Company's former President and CEO currently a consultant to the Company, and by Robert Friedman, owner of 14% of the Company's outstanding stock and the father of Ronald Friedman. Interest payable is variable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. After the line expired in August 1999, Chase and PNC agreed to continue to extend the line. The total amount outstanding on the Chase Line at December 31, 2001 and 2000 was $61,859 and $160,786, respectively, all of which was related to remaining residential rehabilitation properties. The interest rate was 7.25% at December 31, 2001. The line was paid in full in October 2002.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at March 31, 2003 was $2.4 million.

     The Company had previously maintained warehouse lines of credit with Bank United, a federally chartered savings bank, of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) (the "Bank United Line") and GMAC/RFC of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. As of June 2000, both lines were paid in full.

     The Company had supplemented its Warehouse Facilities through a gestation agreement (the "Gestation Agreement") that had a maximum limit of $30 million. As of March 21, 2000, all loans funded under the Gestation Agreement had been sold to the final investors.

     The Company expects that the increased existing IMPAC Line and the new Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman, at the time owner of 14% of the Company's outstanding common stock and as of March 31, 2003, owner of approximately 9.5% of the Company's outstanding stock. Robert Friedman is the father of Ronald Friedman, the Company's former President and CEO and currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 is $70,000 and was paid in full when the remaining underlying collateral was sold in June 2002.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties that the Company owns. The Company repaid $23,125 in May 2001 when the Company sold a portion of the underlying collateral. The balance due on the note at December 31, 2001 is $40,000. The note was paid in full during 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 when the Company received a portion of the underlying collateral. The balance due on the note at December 31, 2001 is $25,000. The note was paid in full during the first quarter of 2003.

     In November 2002, the Company entered into an installment loan with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate (4.25% at December 31, 2002) as designated by Signature Bank plus 1.50%.

     The Company sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company.


     Net cash used in operations for the year ended December 31, 2001, was $1.3 million. The Company used cash due to the $2.1 million decrease in mortgage loans held for sale and investment and received cash primarily through a net decrease of $770,000 in other receivables. The Company increased its borrowings under the warehouse facilities by $1.6 million.

Recent Accounting Pronouncements

     During 2001, the Company adopted SFAS No. 133 SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either asses or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pool-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002, and is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value coast to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in disposal transaction. The Company will adopt SFAS No. 144 in 2002 and is still evaluating the effect on the Company's financial position.

     In July 2001, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"), to provide guidance on the development, documentation and application of a systematic methodology as required by Financial Reporting release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principals. Implementation of SAB 102 did not have a material effect on its loan allowance included in operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest rate movements significantly impact Geneva's volume of closed loans. Interest rate movements represent the primary component of market risk to the Company. In a higher interest rate environment, borrower demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans held for sale in the secondary market, interest expense on our warehouse lines, the value of mortgage loans held for sale in the secondary market and ultimately the gain on the sale of those mortgage loans. In addition, in an increasing interest rate environment, the volume of mortgage loans that the Company originates declines.

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

     Due to the amount of warehouse lines available and the time constraints to remove loans from the lines, during 2000 and through July 2001, Geneva sold all loans closed through best effort commitments, which means there is no penalty if the loans do not close. Beginning in August 2001 and continuing through the date of this report, the Company has been selling loans on a bulk basis as well as on an individual flow basis. Based on pricing of these bulk sales, the Company typically earns an additional 100-175 basis points (100 basis points equals one percent) on loans sold in this manner. By selling these mortgage loans at the time of or shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks, although selling bulk packages expands the risks as the interest rates are not locked in with the purchaser until the sale is made. To offset some of this risk, the Company will hedge a portion of its un-locked loan rate pipeline by using future purchase and sales of Mortgage Backed Securities or Treasury Bills. Some loans are sold on a mandatory delivery basis. Selling on a mandatory delivery basis means the Company is required to sell the loans to a secondary market investor at an agreed upon price. This potentially generates greater revenue because secondary market investors are willing to pay more for a mandatory delivery commitment. However, it also exposes the Company to greater losses if the loans do not close. Generally, Geneva does not sell loans on a mandatory basis until the loans are closed, eliminating the risk of not closing the loan.

     Management uses hedging strategies to protect against the risk incurred with sales of mortgage loans in the secondary market when interest rates rise and fall. Hedging strategies involve buying and selling mortgage-backed securities or Treasury Notes so that if interest rates increase or decrease sharply and the Company expects to suffer a loss on the sale of those loans, the buying and selling of these hedges securities will offset a portion of the loss. The Company analyzes the probability that a group of loans that have been originated will not close, and try to match purchases and sales of hedges to the amount expected will close. An effective hedging strategy is complex and no hedging strategy can completely eliminate risk. Part of this is because the prices of the hedges do not necessarily move in tandem with the prices of loans originated and closed. To the extent the two prices do not move in tandem, the hedging strategy may not work, and the Company may experience losses on sales of mortgage loans in the secondary market. The other key factor is whether the probability analysis properly estimates the number of loans that will actually close. To the extent that the Company's hedging strategy is unable to effectively match purchases and sales of mortgage-backed securities and Treasury Notes with the sale of the closed loans originated, the Company's gains on sales of mortgage loans will be reduced, or the Company will experience a net loss on those sales.

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

     Because Geneva pre-sells mortgage loan commitments, the Company believes that a 1% increase or decrease in long-term interest rates would not have a significant adverse effect on earnings from interest rate sensitive assets. The

Company pays off warehouse lines when the loans are sold in the secondary market. Because the loans are held in the warehouse lines for a short period of time, the Company does not expect to incur significant losses from an increase in interest rates on the warehouse lines.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited financial statements of the Company as of December 31, 2001 and for each of the three years in the period ended are included in this Annual Report on Form 10-K following Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

             Name           Age               Position
----------------------- --------- ---------------------------------------------

Keith Haffner               55     President & Chief Executive Officer, Director
Stanley Kreitman            71     Chairman of the Board of Directors
Stephen J. Mayer            50     Executive Vice President & Chief Financial
                                      Officer, Director, Secretary
Joel L. Gold                61     Director
Warren Katz                 73     Director
------------------------

     Keith Haffner has been President and Chief Executive Officer and a Director of the Company since November 15, 2001 and Executive Vice President from October 1, 2001 through November 15, 2001. He served as interim Chief Executive Officer of the Company from December 29, 1999 through September 18, 2000, and previously an Executive Vice President of the Company beginning in 1996. Mr. Haffner had been a Director of the Company from September 7, 1999 until July 28, 2000. From 1994 through 1995, Mr. Haffner was Executive Vice President of Exchange Mortgage Corp. From 1986 through 1994, Mr. Haffner was Senior Vice President of Mortgage Production Administration at MidCoast Mortgage Corp. Prior to 1986, Mr. Haffner was employed at various positions with the Mortgage Bankers Association, the Department of Housing and Urban Development and the Federal National Mortgage Association (FNMA). Mr. Haffner received his B.A. in Political Science in 1969 and a Masters in Public Administration in Urban Studies and Real Estate Finance in 1972 from American University.

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

Compliance with Section 16 (a) of the Exchange Act

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2002. To our knowledge, our officers, directors and 10% stockholders have complied with all Section 16(a) filing requirements during the period ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning compensation during the fiscal years indicated, to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (the "named executive officers"):

Summary Compensation Table


                                                                                                  Long-Term Compensation
Name of Individual                         Annual Compensation                 Other Annual               Awards
and Principal Position            Year           Salary           Bonus        Compensation        Securities Underlying Options (#)
-----------------------------------------------------------------------------------------------------------------------------------

Keith Haffner (1)                   2001        $  29,296            -                -                      -
Former Interim Chief                2000        $ 125,000         $ 70,692            -                      -
   Executive Officer, Executive     1999        $ 123,723         $ 65,250            -                      -
   Vice President and Secretary,
    Former Director

Andrew Soskin  (2)                  2001       $ 160,000(3)           -          $  95,241(4)                 -
Interim President and  Chief        2000       $ 150,000           $100,000       $195,364(4)                 -
   Executive Officer, Executive     1999       $ 129,301              -           $304,526(4)            31,250
   Vice President of Operations
    and Sales of Geneva Mortgage
    Corp., Director

--------------------------------

(1)  On December 29, 1999,  Mr. Haffner became interim CEO and assumed a vacancy on the Company's  Board of Directors on September 7, 1999. He resigned from the Board of Directors on July 28, 2000.  His  employment  with the Company was  terminated in September  2000.  Mr.  Haffner was re-hired as Executive
     Vice  President  on October 1, 2001 and became  President  on November  15,
     2001. He became a Director of the Company on November 15, 2001.
(2)  On December 29, 1999,  Mr.  Soskin became  interim  President and assumed a vacancy on the  Company's  Board of Directors.  Mr.  Soskin became  Interim
     Chief  Executive  Officer of the  Company in  September  2000.  Mr.  Soskin
     resigned  as Interim  President  and CEO and a Director  of the  Company on
     November 15, 2001.  In lieu of cash salary,  in 2001, a Company  advance to
     Mr. Soskin was forgiven for $160,000.
(3)  Represents forgiveness of amounts owed to Company in lieu of salary.
(4)  Consists  of  $95,241,  $195,364  and  $304,526  paid  to  Mr.  Soskin  for
     commissions   for  loan   origination   volume  in  2001,  2000  and  1999,
     respectively.

Stock Options

     No stock options were granted to the named executive officers during 2001.

Fiscal Year End Option Values

     The named executive officers had no options outstanding at December 31, 2001.

Director Compensation

     Directors who are salaried employees of the Company receive no compensation, as such, for services as members of the Board. Mr. Kreitman receives $5,000 per month for service as Chairman of the Board. Messrs. Gold and Katz each receive $1,000 for each meeting attended. No other directors received compensation for services during the year ended December 31, 2001.

Employment/Consulting Agreements

     The Company had entered into an Employment Agreement with Ronald Friedman. The Employment Agreement's original term was to expire on December 31, 2000. In June 1999, Ronald Friedman's annual salary was increased by the Board of Directors from $250,000 to $350,000. In May 2000, Ronald Friedman's Employment Agreement was terminated by the Company's Board of Directors. The Company simultaneously entered into a Consulting Agreement with Friedman to provide general business services to the Company as mutually agreed upon by the Company and Friedman. The Consulting Agreement's original term is for one year, unless sooner terminated for death, physical or mental incapacity or cause or terminated by either party with one hundred twenty (120) days written notice from the Company or thirty (30) days' written notice from Friedman. The Consulting Agreement is automatically renewed for consecutive one-year terms unless terminated as indicated. The Agreement includes annual compensation for Friedman of a salary of $240,000, and commissions of 6 basis points on all loans closed by the Company. In April, 2001, Ronald Friedman's consulting fee was reduced to $120,000.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Company consists of Messrs. Kreitman, Gold and Katz. During the 2001 fiscal year, no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

     The following table sets forth the beneficial ownership as of March 31, 2003 of the Common Stock of (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                         Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership (1)      Percentage
-------------------------------------- -------------------------      ----------

Ronald Friedman (2) (3)
c/o Cole Consulting, LLC                         1,289,000               32.99%
      100 North Centre Avenue
      Suite 300A
      Rockville Centre, NY 11570

The Ronald Friedman 1997 Grantor
Retained Annuity Trust (3)                         398,077               10.19%
c/o Jennifer Friedman - Trustee
      240 Cedar Drive
      Hewlett Bay Park, NY 11557

Robert Friedman (3) (4)                            372,693                9.54%
     19536 Planters Point Drive
      Boca Raton, FL 33434

Internet Business's International, Inc. (3)        269,230                6.89%
      3900 Birch Street, Suite 103
      Newport Beach, CA 92660

Stanley Kreitman (5)                                71,667                1.80%
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Joel L. Gold (6)                                    39,667                1.00%
c/o Berry-Shino Securities, Inc.
      425 Park Avenue,
      New York, NY 10022

Stephen J. Mayer (7)                                16,667                  *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Keith Haffner (8)                                    7,867                  *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

Warren Katz (9)                                      4,334                  *
c/o Geneva Financial Corp
      100 North Centre Avenue
      Rockville Centre, NY 11570

All Directors and Officers as group                140,202                3.48%
   (5 Persons)
-------------
* Less than 1% of outstanding shares of Common Stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman, at the time owner of 14% of the Company's outstanding common stock and as of March 31, 2003, owner of approximately 9.5% of the Company's outstanding stock. Robert Friedman is the father of Ronald Friedman, the Company's former President and CEO and currently a consultant to the Company. This loan is evidenced by a promissory note due and payable in one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 is $70,000 and was paid in full when the remaining underlying collateral was sold in June 2002.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The Company repaid $23,125 in May 2001 when the Company sold a portion of the underlying collateral. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 10% per annum payable monthly. The note was secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 when the Company received a portion of the underlying collateral. The balance due on the note at December 31, 2001 is $25,000. The note was paid in full during 2002.

     The Company had amounts receivable due from a former officer of the Company in the amount of $107,782 and $267,782 at December 31, 2001 and 2000, respectively. These amounts consisted of general advances and a non-interest bearing note that had undefined repayment terms. The note advances and loans were made when the former officer was Executive Vice President of Sales and Operations for Geneva Mortgage Corp. and prior to his becoming an officer of the Company on December 29, 1999. In 2001, $160,000 of the amounts due was forgiven in lieu of severance payment.

     A relative of Ronald Friedman had an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of Geneva. At December 31, 2001 and 2000, the subsidiary owned no remaining properties. At December 31, 2001, the Company has an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K:

        None

(b)  The  following  exhibits  are  included  in  this  report:

 Exhibit
 Number            Description
 ------            -----------

  3.1    --    Certificate of Incorporation (2)

  3.2    --    Amendment to Certificate of Incorporation dated April 14, 2003(3)

  3.3    --    Form of By-Laws (1)

  4.1    --    Form of Common Stock Certificate (1)

  4.2    --    Form of Representatives' Warrant (1)

  10.1   --    1997 Stock Option Plan (1)

  10.2   --    Qualified Stock Option Plan for Premier Mortgage Corp. dated
               April 1, 1997 (1)

  10.3   --    Form of Contribution Agreement (1)

  10.4   --    Form of Tax Indemnification Agreement (1)

  10.5   --    Form of Contractors' Agreement (1)

  10.6   --    Form of Stockholders' Agreement (1)

  10.7   --    Purchase and Sale Agreement, Annex I, Sellers Warranty Agreement,
               Sellers Servicing  Agreement and Custody Agreement dated February
               19, 2000 with IMPAC Warehouse Lending Group (2)

  10.8   --    Warehouse  Loan and Security  Agreement and  Servicing  Agreement
               dated as of August 29, 2002 with The Provident Bank (2)

  16.1    --   Letter re: Change in Certifying Accountants (4)

  21.1    --   Subsidiary of Registrant (3)

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


         ------------------

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-38783)

(2)  To be filed by Amendment.

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 10-KSB dated December 31, 2002 and filed on April 15, 2003

(4) Incorporated by reference to the same numbered Exhibit to Registrant's Report on Form 8-K dated February 28, 2000 and filed on March 6, 2000


ITEM 15. CONTROLS AND PROCEDURES

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

                       GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2001, 2000 and 1999

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                      CONTENTS
-------------------------------------------------------------------------------



                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT                                            F-1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                           F-2
  Consolidated Statements of Operations                                 F-3
  Consolidated Statements of Shareholders' Equity                       F-4
  Consolidated Statements of Cash Flows                           F-5 - F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7 -F-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Shareholders
Geneva Financial Corp. and Subsidiary
(f/k/a PMCC Financial Corp. and Subsidiary)
Rockville Centre, New York


We have audited the accompanying consolidated balance sheets of Geneva Financial Corp. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geneva Financial Corp. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
April 17, 2002, except for Note 6,
which is May 21, 2002
Woodbury, New York

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                     CONSOLIDATED BALANCE SHEETS

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                      2001                2000
                                                    ------------    ------------

Cash and cash equivalents                           $     444,497   $     21,988
Mortgage loans held for sale, net                      14,717,900     12,590,415
Mortgage loans held for investment, net                   175,237        226,650
Accrued interest receivable                               120,000        150,000
Other receivables, net                                    647,371      1,417,611
Residential rehabilitation properties, net                430,014        670,395
Furniture, fixtures and equipment, net                    320,528        512,718
Prepaid expenses and other assets                         112,633        210,428
                                                        ----------    ----------

   TOTAL ASSETS                                       $16,968,180    $15,800,205
                                                       ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
-----------
 Notes payable - principally warehouse lines of credit $14,075,082   $12,374,111
 Accrued expenses and other liabilities                  1,085,675     1,210,451
                                                       ------------  -----------

                TOTAL LIABILITIES                       15,160,757    13,584,562
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
 Common stock, $.01 par value; 40,000,000 shares
   authorized; 3,850,000 and 3,750,000 shares issued 2001 and
   2000, respectively and 3,807,000 and 3,707,000 shares
   outstanding in 2001 and 2000, respectively               38,500       37,500
 Additional paid-in capital                             11,042,538   11,038,538
 Accumulated deficit                                    (9,019,144)  (8,605,924)
 Treasury stock, 43,000 shares, at cost                   (254,471)    (254,471)
                                                        ----------- ------------

           TOTAL SHAREHOLDERS' EQUITY                    1,807,423    2,215,643
                                                       ------------ ------------

           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                        $16,968,180  $15,800,205
                                                       ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                            For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                      2001               2000               1999
                                                           -------------------------------------------------------
REVENUES
--------
  Sales of residential rehabilitation properties                   $   269,750        $16,967,508        $35,960,124
  Gains on sales of mortgage loans                                   4,294,744          2,451,462         12,634,550
  Loss on sales of delinquent loans                                         --           (975,000)          (685,000)
  Interest earned                                                    1,010,380          1,221,312          4,666,844
                                                                    ----------       ------------       ------------

      TOTAL REVENUES                                                 5,574,874         19,665,282         52,576,518
                                                                    ----------        -----------        -----------

EXPENSES
--------
 Cost of sales, residential rehabilitation
  properties                                                          442,518         16,580,076          33,084,179
 Compensation and benefits                                          2,614,499          5,018,448          11,826,434
 Interest expense                                                     975,612          1,983,774           4,818,304
 Expense credit and expenses resulting from
  investigation                                                      (331,263)         1,669,900                  --
 Expenses relating to the closing of the Roslyn
   office                                                                  --            875,065                  --
 Other general and administrative                                   2,286,728          3,523,357           5,969,821
                                                                   ----------       ------------        ------------

      TOTAL EXPENSES                                                5,988,094         29,650,620          55,698,738
                                                                   ----------        -----------        ------------

LOSS BEFORE BENEFIT FROM INCOME
-------------------------------
 TAXES                                                              (413,220)        (9,985,338)        (3,122,220)
 -----

BENEFIT FROM INCOME TAXES                                                 --           (982,947)        (1,208,000)
-------------------------                                        -----------      -------------      --------------

     NET LOSS                                                    $  (413,220)      $ (9,002,391)     $  (1,914,220)
                                                                 ===========       ============      =============

BASIC AND DILUTED LOSS PER SHARE                                      $(0.11)            $(2.43)            $(0.51)
--------------------------------                                      ======             ======             ======

BASIC AND DILUTED WEIGHTED
--------------------------
AVERAGE COMMON SHARES
---------------------
 OUTSTANDING                                                       3,709,818          3,707,000          3,723,965
 -----------                                                    ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                            SHAREHOLDERS' EQUITY

                            For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------
                                                                       Additional                                        Total
                                            Common                      Paid-In       Accumulated      Treasury       Shareholders'
                                             Stock         Amount       Capital         Deficit         Stock            Equity
                                           ---------------------------------------------------------------------------------------

Balance at January 1, 1999                 3,724,800      $37,500     $10,846,033    $  2,310,687      $(161,646)      $13,032,574

Net loss                                          --           --              --      (1,914,220)            --        (1,914,220)
Treasury stock purchases                     (17,800)          --              --              --        (92,825)          (92,825)
Amortization of warrants                          --           --          71,250              --             --            71,250
                                           ---------     --------      ----------      ----------     ----------        ----------

Balance - December 31, 1999                3,707,000       37,500      10,917,283         396,467       (254,471)       11,096,779
-------

Net loss                                          --           --              --      (9,002,391)            --        (9,002,391)
Amortization and issuance of warrants             --           --         121,255              --             --           121,255
                                          ----------     --------      ----------      ----------     ----------        ----------

Balance - December 31, 2000                3,707,000       37,500      11,038,538      (8,605,924)      (254,471)        2,215,643
-------

Net loss                                          --           --              --        (413,220)            --          (413,220)
Common stock issued for services             100,000        1,000           4,000              --             --             5,000
                                          ----------     --------      ----------      ----------     ----------        ----------

Balance - December 31, 2001                3,807,000      $38,500     $11,042,538     $(9,019,144)     $(254,471)     $  1,807,423
-------                                   ==========      =======     ===========     ===========      =========      ============


The accompanying notes are an integral part of these consolidated financial statements.


                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                            For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------



                                                                2001               2000              1999
                                                            -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                   $   (413,220)      $ (9,002,391)     $ (1,914,220)
 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Residential rehabilitation properties (exclusive
   of cash paid directly to/by independent
   contractors):
     Contractual fees received                                    2,577           (387,432)       (2,875,945)
     Proceeds from sales of properties                          269,750         16,967,508        35,960,124
     Cost of properties acquired and other related
     costs                                                      (31,946)        (2,060,718)      (31,782,418)
 Common stock and warrants issued for services                    5,000            121,255            71,250
 Loss on sale and disposal of furniture, fixtures,
  equipment and leasehold improvements                               --            322,730            23,808
 Deferred income tax benefit                                         --           (333,000)         (941,000)
 Depreciation and amortization                                  197,183            280,679           219,825
Changes in operating assets and liabilities
 Accrued interest receivable                                     30,000            (25,000)          198,940
 Receivable from sales of loans                                      --          4,300,279        16,489,191
 Mortgage loans held for sale and investment, net            (2,076,072)        26,961,511        29,615,331
 Other receivables, net                                         770,240            (20,855)         (512,242)
 Prepaid expenses and other assets                               97,795            660,447          (338,324)
 Due to affiliates                                                   --                 --        (1,187,998)
 Accrued expenses and other liabilities                        (124,776)          (320,923)         (831,775)
                                                           -------------      -------------    --------------

     NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                                   (1,273,469)        37,464,090        42,194,547
                                                             ------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of furniture, fixtures and equipment                (4,993)           (57,165)         (365,698)
   Proceeds received on sale of furniture, fixtures
   and equipment                                                     --             110,365               --
Acquisition of Prime Mortgage assets                                 --                  --         (250,000)
                                                             ------------       -----------        ----------

     NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                                  $    (4,993)      $     53,200       $  (615,698)
                                                            -------------      ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.


                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                            For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


                                                               2001               2000              1999
                                                           -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Distributions to shareholders, net of distribution
   payable                                                  $       --         $       --     $    (277,700)
  Net increase (decrease) in notes payable-
   principally warehouse lines of credit                     1,635,971        (38,280,259)      (44,089,369)
  Proceeds from notes payable - related party                  163,125            325,000                --
  Repayment of notes payable - related party                   (98,125)          (255,000)               --
  Decrease (increase) in restricted cash                            --            500,000          (500,000)
  Treasury stock purchased                                          --                 --           (92,825)
                                                           -----------         -----------     -------------


     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                   1,700,971        (37,710,259)      (44,959,894)
                                                            ----------       ------------      -------------

     NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                     422,509           (192,969)       (3,381,045)

CASH AND CASH EQUIVALENTS - Beginning                           21,988            214,957         3,596,002
-------------------------                                  -----------     --------------     -------------

CASH AND CASH EQUIVALENTS - Ending                          $  444,497    $        21,988     $     214,957
-------------------------                                   ==========    ===============     =============


SUPPLEMENTAL INFORMATION
------------------------
Cash paid during the year for:
  Interest                                                    $922,874         $2,125,867        $4,318,000
  Income taxes                                                $     --         $   11,190        $  504,647

Loans transferred from held for sale to held
 for investment                                               $     --         $  787,621        $1,394,951



The accompanying notes are an integral part of these consolidated financial statements.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1 - Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------

     Geneva Financial Corp. (the "Company") (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Subsequent to year-end, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to year-end, PMCC Financial Corp. changed its name to Geneva Financial Corp. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF".

     On December 22, 1999, the American Stock Exchange (the "Amex") suspended trading of the Company's common stock and commenced a review of the listing status of the stock. On January 4, 2001, after a lengthy review and appeal process, the Company's common stock was removed from listing and registration on the Amex. The Company's common stock is currently trading on the Pink Sheets under the symbol "PMCF".

     Geneva is a mortgage banker operating primarily in New York, New Jersey and Florida. Geneva's principal business activities are (i) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) the funding of the purchase, rehabilitation and resale of vacant residential real estate properties, which the Company is in the process of winding down. Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.


NOTE 2 - Significant Accounting Policies
         -------------------------------

     Basis of Presentation
     ---------------------
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and results of operations for the periods then ended. Actual results could differ from those estimates.

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

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Cash and Cash Equivalents, continued
     -------------------------

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2001.

     Mortgage Loans Held For Sale
     ----------------------------
     Mortgage loans held for sale, including any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors, net of reserves for recourse mortgages. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost. The Company follows a strategy of selling all of its originated loans on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of the majority of the Company's loan sales does not, however, entirely eliminate the Company's default risk. The Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to make its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process. Reserves for recourse mortgage sales were $25,000 and $114,000 at December 31, 2001 and 2000, respectively.

     Mortgage Loans Held For Investment
     ----------------------------------
     Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses. There was an allowance of $50,000 at December 31, 2001 and there was no allowance at December 31, 2000. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

     Other Receivables
     -----------------
     Other receivables consist primarily of notes and other amounts due from officers of the Company, escrows held and shortages on sales of mortgage loans and residential rehabilitation properties sold and, at December 31, 2000, a tax refund due the Company for net operating loss carrybacks. Advances and notes due from former employees are retained on the books but are fully reserved. Reserves for uncollectibles were $2,078,000 and $1,797,000 at December 31, 2001 and 2000, respectively.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Residential Rehabilitation Properties
     -------------------------------------
     Geneva's subsidiaries serve as conduits for funding the acquisition of residential rehabilitation properties. The properties are acquired and marketed by various independent contractors ("rehab partners"), but funded by, and titled in the name of, one of the subsidiaries. The properties are generally offered to the rehab partners by banks, other mortgage companies, and government agencies that have acquired title and possession through a foreclosure proceeding. Upon sale, the subsidiaries receive an agreed upon fee plus reimbursement for any acquisition and renovation costs advanced. In the event the properties are not sold within an agreed-upon time period, generally within three to five months of acquisition, the subsidiaries are also entitled to receive an additional interest cost-to-carry. The Company records as revenue the gross sales price of these properties at such time the properties are sold to the ultimate purchasers. The Company records cost of sales equal to the difference between the gross sales price and the amount of its contracted income pursuant to its agreements with the rehab partners. The residential rehabilitation properties are carried at the lower of cost or fair value less cost to sell (as determined by independent appraisals of the properties). There was no reserve for property valuations at December 31, 2001 and 2000. The agreements with the rehab partners contain cross collateralization provisions and personal guarantees that minimize the risks associated with changing economic conditions and failure of the rehab partners to perform. In 2000, the Company halted the acquisition of residential rehabilitation properties and began an initiative to sell the completed properties on hand as quickly as practicable.

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

     Loan Origination Fees
     ---------------------

     Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Net deferred origination costs were $845,000 and $620,000 at December 31, 2001 and 2000, respectively, and are included in "Mortgage loans held for sale, net" in the accompanying consolidated balance sheets.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

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

     Earnings Per Share of Common Stock
     ----------------------------------
     Basic earnings per share (EPS) is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the years ended December 31, 2001, 2000 and 1999.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     During 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002 and is not expected to have a material impact on the financial statements of the Company.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Recently Issued Accounting Pronouncements, continued
     -----------------------------------------
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No.144 in 2002 and is still evaluating the effect on the Company's financial position.

     In July 2001, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"), to provide guidance on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. Implementation of SAB 102 did not have a material effect on the loan loss allowance included in operations.


NOTE 3 - Furniture, Fixtures and Equipment
        ---------------------------------

     Furniture, fixtures and equipment and their related useful lives are summarized as follows at December 31:

                                                2001         2000  Life in Years
                                               ---------------------------------
      Furniture and fixtures                   $ 202,169   $202,169       7
      Office equipment                           831,304    826,311       5
                                               ---------   --------
                                               1,033,473  1,028,480

      Accumulated depreciation and amortization (712,945)  (515,762)
                                               ---------  ---------

      Furniture, fixtures and equipment, net   $ 320,528  $ 512,718
                                               =========  =========

     During the year ended December 31, 2000, the Company closed its office in Roslyn Heights, New York, along with other branch locations. In relation to these closings, the Company sold furniture and fixtures and office equipment with a net book value of $254,529 for total proceeds of $110,365, resulting in a net loss of $144,164. Additionally, in conjunction with the Roslyn Heights closing and the termination of the lease thereon, the Company wrote off leasehold improvements with a net book value of $178,566.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3 - Furniture, Fixtures and Equipment, continued
         ---------------------------------

     Depreciation and amortization expense related to furniture, fixtures and office equipment, included in other general and administrative expense in the consolidated statements of operations, amounted to $197,183, $280,679 and $219,825 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 4 - Notes Payable
         -------------

     Notes payable consisted of the following at December 31:

                                                       2001               2000
                                                   -----------------------------
           Warehouse lines of credit              $13,785,442        $12,091,824
           Revolving lines of credit                  154,640            154,640
           Note payable - related party               135,000             70,000
           Installment loan payable                        --             57,647
                                                   ----------       ------------

                                                  $14,075,082       $ 12,374,111
                                                   ==========         ==========

     At December 31, 2001 and 2000, substantially all of the mortgage loans held for sale and investment and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans or residential rehabilitation properties are sold.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate (4.75% at December 31, 2001) as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of December 31, 2001 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The total amount outstanding on the IMPAC Line at December 31, 2001 and 2000 was $13,723,583 and $11,931,038, respectively.

     In August 1998, the Company entered into a one-year Senior Secured Credit Agreement (the "Chase Line") with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") that provided a warehouse line of credit of $120 million ($90 million committed) to the Company. The borrowings for residential rehabilitation properties under this line are guaranteed by Ronald Friedman, the Company's former President and CEO currently a consultant to the Company, and by Robert Friedman, owner of 14% of the Company's outstanding stock and the father of Ronald Friedman. Interest payable is

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4 - Notes Payable, continued
         -------------

     variable based on LIBOR plus 1.25% to 3.00% based upon the underlying collateral. The line was to expire in August 1999, but was extended to December 31, 1999 and is currently past due. The total amount outstanding on the Chase Line at December 31, 2001 and 2000 was $61,859 and $160,786, respectively, all of which was related to remaining residential rehabilitation properties. The interest rate was 7.25% at December 31, 2001.

     The Company had previously maintained warehouse lines of credit with Bank United, a federally chartered savings bank, of $120 million ($40 million of which was committed by Bank United and the remainder of which was not committed) (the "Bank United Line") and GMAC/RFC of $20 million that was used primarily for sub-prime loans and residential rehabilitation properties. As of June 2000, both lines were paid in full.

     The Company had supplemented its Warehouse Facilities through a gestation agreement that had a maximum limit of $30 million. As of March 21, 2000, all loans funded under the gestation agreement had been sold to the final investors.

     During 1999, the Company entered into revolving line of credit agreements with total credit available of $3.1 million. The interest rate on these lines was 10% per annum. The lines are secured by mortgage loans held for investment by the Company that are not pledged under the Company's warehouse facilities. These funds were used primarily for the cash expenditure in removing the underlying loans from the warehouse facilities and for general operating expenses. The total outstanding under these lines was $154,640 at December 31, 2001 and 2000.

     On June 8, 2000, the Company borrowed $275,000 from a company wholly-owned by Robert Friedman, owner of 14% of the Company's outstanding stock and father of Ronald Friedman, the Company's former President and CEO and currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 16% per annum payable monthly. The note is secured by properties and a mortgage which the Company owns. Under the same note, the Company borrowed an additional $50,000 in July 2000. The Company repaid $80,000 in August 2000 and $175,000 in October 2000 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 and 2000 was $70,000.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee is Ronald Friedman, owner of 44% of the Company's outstanding stock and currently a consultant to the Company. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 12% per annum payable monthly. The note is secured by properties which the Company owns. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 is $40,000. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan is evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 when a portion of the underlying collateral was received by the Company. The balance due on the note at December 31, 2001 was $25,000.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Notes Payable, continued
         -------------

     The Company had an installment loan, which was secured by certain furniture and equipment and was payable in monthly installments of $8,219. The interest rate on the loan was 9.125%. The loan matured and was paid in full in July 2001.


NOTE 5 - Income Taxes
         ------------

     The following summarizes the components of the benefit for current and deferred income taxes for the years ended December 31, 2001, 2000 and 1999.

                                                                            Year Ended December 31,
                                                                 2001                2000                 1999
                                                           ------------------ -------------------- -------------------

          Current:
                  Federal                                     $           --       $   (631,947)        $   (249,000)
                  State and local                                         --            (18,000)             (18,000)
          Deferred                                                        --           (333,000)            (941,000)
                                                              --------------       ------------         ------------

                                                              $           --       $   (982,947)         $(1,208,000)
                                                              ==============       ============          ===========


     The Company's net operating losses expire through 2021. The Company records a deferred tax asset or (liability) for the tax effect of temporary differences between financial reporting and tax reporting. The tax effect of such temporary differences at December 31, 2001 and 2000 consists of:

                                                                                          December 31,
                                                                                   2001                  2000
                                                                           --------------------- ---------------------


          Net operating loss carryforward                                        $ 3,460,000            $ 3,088,000
          Deferred origination costs                                                (346,000)              (254,000)
          Reserves                                                                   246,000                251,000
          Conversion of accounting method                                                 --               (118,000)
          Other, net                                                                  14,000                 (4,000)
                                                                               -------------         --------------
                                                                                   3,374,000              2,963,000
          Valuation allowance                                                     (3,374,000)            (2,963,000)
                                                                                 -----------            -----------

          Net deferred tax asset                                               $          --          $          --
                                                                                ============           ============

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 5 - Income Taxes, continued
         ------------

     The benefit for income taxes for 2001, 2000 and 1999 differ from the amounts computed by applying federal statutory rates due to:

                                                                               Year Ended December 31,
                                                                      2001              2000               1999
                                                               ----------------- ------------------ -----------------

          Federal statutory rate of 34%                             $(140,000)         $(3,395,000)       $(1,062,000)
          State income taxes, net of Federal benefit                  (30,000)            (699,000)          (219,000)
          Valuation allowance                                         170,000            2,963,000                 --
          Adjustment of prior deferred                                     --              102,000                 --
          Other, net                                                       --               46,053             73,000
                                                                -------------       --------------      -------------

                                                                $          --        $    (982,947)       $(1,208,000)
                                                                =============         ============        ===========


NOTE 6 - Non-cancelable Operating Leases
         -------------------------------
     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire at various dates through 2004, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following schedule represents future minimum rental payments required under noncancelable operating leases for office space and equipment as of December 31, 2001:

              Year ending December 31,                              Amount
      --------------------------------------------------------------------------


                   2002                                         $180,963
                   2003                                          152,796
                   2004                                          110,392
                   2005                                          103,992
                   2006                                          103,992
                Thereafter                                        60,662
                                                               ---------

          Total minimum payments required                       $712,797
                                                                ========

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $230,000, $909,000 and $710,000, respectively. In addition, in the year ended December 31, 2000, the Company incurred $129,000 for a settlement with the landlord at the Roslyn Heights office in order to terminate the remaining 4.5 years of the lease. This cost is included in expenses relating to closing Roslyn Office (see Note 12).

     On May 21, 2002, the Company entered into a five year office lease, which commences August 1, 2002 and has monthly rent of $8,667 per month.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 7 - Employee Benefits
         -----------------

     The Company maintains a 401(k) Profit Sharing Plan (the "401(k) Plan") which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 2.5% of each employee's contribution. The Company's 401(k) Plan expense was approximately $18,000, $54,000 and $71,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 8 - Stock Option Plans
         ------------------

     The Company has two stock option plans under which 750,000 common shares have been reserved for issuance. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant.

     The first plan was adopted in 1997. Option activity is as follows:

                                                      Number    Weighted average
                                                     of Shares   exercise price
                                                     ----------  -------------

       Options at January 1, 1999                      473,850          $7.01
         Granted                                       348,750           7.65
         Expired                                            --             --
         Forfeited                                    (204,250)          7.09
                                                     ---------

       Outstanding at December 31, 1999                618,350           7.35
         Granted                                            --             --
         Expired                                            --             --
         Forfeited                                    (277,600)          6.95
                                                     ---------

       Outstanding at December 31, 2000                340,750           7.68
         Granted                                            --             --
         Expired                                            --             --
         Forfeited                                     (40,000)          7.71
                                                     ---------

       Outstanding at December 31, 2001                300,750           7.68
                                                     =========

       Options exercisable at December 31, 2001        228,083          $7.69
                                                     =========

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied the intrinsic value method of accounting, as described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to its stock-based compensation to employees. Accordingly, no compensation expense has been charged to operations for stock option grants. The options vest over a three year period. Had compensation expense been determined based on the fair value at the 1999, 2000 and 2001 grant dates, consistent with the fair value methodology of SFAS No. 123, the Company's net loss would have been $(2,086,044), $(9,182,411) and $(653,494), respectively, basic and diluted EPS would have been $(0.56), $(2.48) and $(0.18) for the years ended December 31, 1999, 2000 and 2001, respectively. The weighted average remaining contractual life of all the options is approximately 8 years.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Stock Option Plans, continued
         ------------------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2001 or 2000. The fair value of options granted in 1999 is approximately $3.64 per share. The weighted average assumptions used in valuing the option grants for the year ended December 31, 1999 are expected life of 5 years, interest rate of approximately 5.5%, and volatility (the measure by which the stock price has fluctuated and will be expected to fluctuate during the period) of 50%.

     On January 2, 2002 the Company issued stock options under the Company's 1997 Stock Option Plan to certain board members and employees. The exercise price of the options would be 10% above the average market price of the Company's shares as listed on the Pink Sheets for five days after the issuance of the options.


NOTE 9 - Related-Party Transactions
         --------------------------

     The Company has amounts receivable due from a former officer of the Company in the amount of $107,782 and $267,782 at December 31, 2001 and 2000, respectively. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms.

     A relative of Ronald Friedman had an economic interest in a rehab partner for the purchase and sale of rehabilitation properties with a subsidiary of Geneva. At December 31, 2001 and 2000, the subsidiary owned no remaining properties. At December 31, 2001 and 2000, the Company had an outstanding receivable from this rehab partner of approximately $344,000, substantially all of which has been reserved, during the year ended December 31, 1999.

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund approximately $13.8 million and $13.0 million of mortgage loans at December 31, 2001 and 2000, respectively. At December 31, 2001, $8.7 million relate to commitments to fund at locked-in rates and $5.1 million relate to commitments to fund at floating rates.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 10 - Financial  Instruments With Off-Balance Sheet Risk and Concentrations,
          ----------------------------------------------------------------------
          continued
          ---------

     The Company enters into cash flow hedges in the form of treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these treasury contracts, the Company enters into commitments to purchase five and ten year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At December 31, 2001 the Company had commitments to purchase $1 million of U.S. Treasury notes. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the statement of operations. Derivatives accounted for using cash flow hedge accounting for the period ended December 31, 2001 was not material to the results of operations of the Company.

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

     The Company currently finances its mortgage banking operations with a single warehouse facility (the IMPAC Line, Note 4). The IMPAC Line has no stated expiration date, but is terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facility without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

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

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 11 - Disclosures About Fair Value of Financial Instruments, continued
          -----------------------------------------------------

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

     Financial Liabilities
     ----------------------
     Notes payable-warehouse and installment - The fair value of the notes payable is based on discounting the anticipated cash flows using rates which approximate the rates offered for borrowings with similar terms.

     Note payable - related party
     ----------------------------
     The fair value of the note payable - related party is estimated by management to be the carrying value.

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

NOTE 12 - Commitments and Contingencies
          ----------------------------

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

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies, continued
          -----------------------------

     Litigation, continued
     -----------
     The U.S. Attorney's office for the Eastern District of New York ("U.S. Attorney") has conducted an investigation (the "Investigation") into allegations asserted in a criminal complaint against Ronald Friedman, the former Chairman of the Board, President and Chief Executive Officer of the Company, and a loan officer formerly employed by the Company.

     The Company, the U.S. Attorney and the United States Department of Housing and Urban Development ("HUD") agreed to a Consent Decree and Order and resolved the case in a manner in which the Company will not be prosecuted, and reimbursed HUD $100,000 for certain losses, costs and expenses related to the loans under investigation. This amount was reimbursed to the Company under its Errors and Omissions Insurance. Ronald Friedman settled the criminal case against him by entering a plea of guilty.

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

     In July 2001, the Company was named one of twenty defendants in a class action discrimination lawsuit filed in the Eastern District of the United States District Court concerning the issuance of HUD mortgages "Maxine Wilson et al. v. Isaac Tousie et al". The Company vigorously disputes this claim and believes it is without merit. The Company's Errors and Omissions insurance company has agreed to defend the Company in this matter. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     In 2001, the Company was named one of the defendants in a lawsuit by one of the Company's investors "Wells Fargo Funding v. Premiere Mortgage Corp. v. Stewart Title". The Company's investor has indicated that the Company is required to repurchase various loans totaling in excess of $1,000,000 primarily due to title issues. The Company vigorously disputes the amount of this claim and believes that the underlying value of the properties involved will more than adequately reimburse the investor for any potential losses. Additionally, the Company feels that if any loss does occur, such loss would be covered by the title insurers. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

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

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies, continued
          -----------------------------

     Litigation, continued
     ----------
     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In conjunction with this closing, the Company had negotiated with its landlord to terminate the remaining 4.5 years of its lease at that location. This settlement included the payment of past due rent owed under the lease and broker fees required to re-lease the premises along with the issuance of 200,000 warrants to purchase the Company's Common Stock at a price to be determined at such time the Company's stock actively begins trading. The Company incurred an expense of $129,000 for the settlement as well as an expense of $50,000 for the warrants, although the warrants have not been issued. These were included in expenses relating to closing the Roslyn office in the accompanying financial statements for the year ended December 31, 2000. The Company was unable to fulfill its obligation under the settlement agreement and in 2001 the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza
     v. PMCC".

     The landlord was awarded a summary judgment in December 2001 by the courts and damages are presently being determined. The Company believes that it will be able to settle this claim for the amount of the original settlement and will be able to make the required payments as they come due. However, the Company is unable to predict the outcome of this claim and, accordingly, no additional adjustments regarding this matter have been made in the accompanying consolidated financial statements. (See Note 14)

     Also in conjunction with the closing of its Roslyn Heights office, the Company had returned various office equipment that was under long-term leases. In 2001, the lessor sued the Company for full restitution under the original leases. The lessor has requested summary judgment and the Company has responded. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments regarding this matter have been made in the accompanying consolidated financial statements.

     Employment/Consulting Agreements
     ---------------------------------
     The Company had entered into an Employment Agreement with Ronald Friedman. The Employment Agreement's original term was to expire on December 31, 2000. In June 1999, Ronald Friedman's annual salary was increased by the Board of Directors from $250,000 to $350,000. In May 2000, Ronald Friedman's Employment Agreement was terminated by the Company's Board of Directors. The Company simultaneously entered into a Consulting Agreement with Ronald Friedman to provide general business services to the Company as mutually agreed upon by the Company and Ronald Friedman. The Consulting Agreement's original term is for one year, unless sooner terminated for death, physical or mental incapacity or cause or terminated by either party with one hundred twenty (120) days written notice from the Company or thirty (30) days' written notice from Ronald Friedman. The Consulting Agreement is automatically renewed for consecutive one-year terms unless terminated as indicated. The Agreement includes annual compensation for Friedman of a consulting fee of $240,000, and commissions of 6 basis points on all loans closed by the Company. In April, 2001, Ronald Friedman's consulting fee was reduced to $120,000.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 13 - Segment Information
          -------------------

     The Company's operations consist of two principal activities (a) mortgage banking and (b) funding the purchase, rehabilitation and resale of residential real estate. The following table sets forth certain information concerning these activities (in thousands):

                                                                                    Year Ended December 31,
                                                                          ---------------------------------------
                                                                                2001           2000        1999
                                                                          ------------- -------------- ----------
     Revenues:
         Residential rehabilitation properties                                $   270         $16,968     $35,960
         Mortgage banking                                                       5,305           2,697      16,617
                                                                               ------        --------     -------

                                                                               $5,575         $19,665     $52,577
                                                                               ======         =======     =======

     Less: (1)
         Expenses allocable to residential rehabilitation
          properties (cost of sales, interest expense and
          compensation and benefits)                                          $   492         $17,859     $35,386
         Expenses allocable to mortgage
          banking (all other)                                                   5,496          11,791      20,313
                                                                               ------         -------     -------

                                                                               $5,988         $29,650     $55,699
                                                                               ======         =======     =======
       Operating (loss) profit:
         Residential rehabilitation properties                                  $(222)       $   (891)   $    574
         Mortgage banking                                                        (191)         (9,094)     (3,696)
                                                                                -----         -------     -------

                                                                                $(413)        $(9,985)    $(3,122)
                                                                                =====         =======     =======
       Identifiable assets:
         Residential rehabilitation properties                              $     680        $  1,070     $15,851
         Mortgage banking                                                      16,288          14,730      47,695
                                                                              -------         -------     -------

                                                                              $16,968         $15,800     $63,546
                                                                              =======         =======     =======


     (1) In managing its business, the Company specifically allocates compensation and benefits to its residential rehabilitation segment. All other expenses, including corporate overhead, are included in the mortgage banking segment.

NOTE 14 - Shareholders' Equity
          --------------------

     Effective July 28, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") purchased the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and the Ronald Friedman 1997 Guarantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 14 - Shareholders' Equity, continued
          --------------------

     has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for recission of the purchase of the Company's stock and return of the moneys expended. On August 16, 2001 the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. These lawsuits are still outstanding and pending. At December 31, 2001, the transfer agent has indicated that IBUI owns 269,230 shares of the Company's stock or 7.26% of the total shares outstanding.

     The Company permanently closed its office in Roslyn Heights, NY. In conjunction with this closing, the Company had negotiated with its landlord to terminate the remaining 4.5 years of its lease at that location. This settlement included the issuance of 200,000 warrants to purchase the Company's Common Stock at a price to be determined at such time the Company's stock actively begins trading. An expense of $50,000 for these warrants was included in Expenses relating to closing the Roslyn office in the accompanying financial statements for the year ended December 31, 2000, although the warrants have not been issued (see Note 12).

     In December 1998 the Company entered into a Financial Advisory and Investment Banking Agreement with an investment bank under which the investment bank is to provide regular and customary consulting advice to the Company over an agreed period of time. In connection with this agreement, the Company sold to the investment bank, for a nominal consideration, warrants to purchase 125,000 shares of common stock at a price of $6.75 per share. These warrants are exercisable over a five-year period commencing December 1, 1999. The fair value of each warrant was estimated at the date of grant using the Black-Scholes option-pricing model at $1.14. Such fair value was expensed by the Company over the agreed period of service of two years.

     On December 3, 2001 the Company issued 100,000 shares of its common stock as payment of certain liabilities, valued at $5,000.


NOTE 15 - Quarterly Financial Data (Unaudited)
          ------------------------------------

     The following table is a summary of unaudited financial data by quarter for the year ended December 31, 2001:

                                                                    Year Ended December 31, 2001
                                               -----------------------------------------------------------------------
                                                       First           Second              Third           Fourth
                                                      Quarter          Quarter            Quarter          Quarter
                                               -----------------------------------------------------------------------
                                                               (in thousands, except per share data)

       Revenues                                      $   961           $1,150              $1,487          $1,977
       Expenses                                        1,455            1,608               1,164           1,761
                                                      ------           ------              ------          ------
       Net (loss) income                             $  (494)         $  (458)            $   323         $   216
                                                     =======          =======             =======         =======
       Basic and  diluted  net (loss)  income
       per share                                      $(0.13)          $(0.12)              $0.09           $0.06
                                                      ======           ======               =====           =====


                                      F-23

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 16 - Management Plans
          ----------------

     During 2001, the Company's management took numerous steps to create a positive cash flow for the Company. These include changing the methodology whereby the Company prices and sell its loans so that a higher per loan gain is recognized and further reducing and consolidating operations as required. Certain expense reductions were made in the first six months of 2001 including reducing management salaries and consolidating the entire wholesale operation in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. In May 2001, the Company was listed on "lendingtree.com" which provides additional leads to potential borrowers utilizing the Internet. Additional commission-only loan officers have been hired in late 2001 and in 2002 in the retail and wholesale areas to increase the Company's volume of loan applications and to take advantage of current low interest rates. Beginning in August 2001 and continuing through the date of this report, the Company has been selling loans on a bulk basis as well as on an individual flow basis. Based on pricing of these bulk sales, the Company is earning an additional 100 to 175 basis points (100 basis points equals one percent) on loans sold in this manner. The additional revenue created from selling loans on a bulk basis, a higher number of loan applications as a result of lower mortgage interest rates, added loan officers and the "lendingtree.com" business without added any significant support staff have resulted in profitable third and fourth quarters of 2001 and an expectation of future ongoing profitability and positive cash flow.


NOTE 17 - Subsequent Events (Unaudited)
          ----------------------------

     On July 17, 2002, Ronald Friedman entered into a stock purchase agreement to sell 1,289,000 shares of the Company common stock to Stanley Kreitman, Chairman of the Board of Directors of the Company. The sale is anticipated to be completed pending approval of the New York State Banking Department.

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

     Beginning October 2002, the Company began to use cash flow hedges in the form of Mortgage Backed Securities ("MBS") along with Treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers which are eventually sold to investors.

     Notes Payable
     -------------
     In August 2002, the Company obtained a temporary increase in the IMPAC Line to $25 million, and in December 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. As of December 31, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver.

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 17 - Subsequent Events (Unaudited), continued
          -----------------------------

     Notes Payable, continued
     ------------------------
     In August 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice.

     In November 2002, the Company entered into a Promissory Note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%.

     Noncancellable Operating Leases
     -------------------------------
     On December 30, 2002, the Company renewed one of its office leases, which has a five year term and monthly rent of approximately $8,000 per month.

     On January 1, 2003, the Company entered into a five year office lease, which has monthly rent of $4,467 per month, with options to renew for successive 5 year terms.

     Litigation
     ----------
     In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC", which was settled in 2002. The Company must pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, the first installment was due upon execution of the settlement agreement and the remaining eleven payments commence June 1, 2002 and continue to April 1, 2003. Additionally, the Company was required to issue 100,000 shares of the Company's common stock, which was valued at $25,000. As a result of the settlement, the Company incurred an additional expense of approximately $170,000, in excess of amounts previously accrued. The expense was included in the expenses relating to the closing of the Roslyn office in the financial statements for the year ended December 31, 2002.

     Also in conjunction with the closing of its Roslyn office, the Company had returned various office equipment that were long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002 the Company settled and agreed to pay $5,890 in eighteen monthly installments. The Company incurred an additional expense of approximately $106,000, which was included in the expenses relating to the closing of the Roslyn office in the financial statements for the year ended December 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2003

                                     GENEVA FINANCIAL CORP.


                                   By  /s/ Keith Haffner
                                     --------------------------
                                      Keith Haffner, President and Chief
                                      Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

   Signature                Title                                                   Date
-----------------------    -----------------------------------                    ----------

  /s/ Keith Haffner        President and Chief Executive Officer, Director        April 28, 2003
-----------------------
  Keith Haffner

  /s/ Stanley Kreitman     Chairman of the Board of Directors                     April 28, 2003
-----------------------
 Stanley Kreitman

                            Executive Vice President,  Chief Financial  Officer,  April 28, 2003
                            Director and Secretary (Principal Accounting
  /s/ Stephen J. Mayer      Officer)
------------------------
      Stephen J. Mayer

  /s/ Joel L. Gold           Director                                             April 28, 2003
------------------------
      Joel L. Gold

  /s/ Warren Katz            Director                                             April 28, 2003
------------------------
      Warren Katz


                     GENEVA FINANCIAL CORP. AND SUBSIDIARIES

                                  Certification

     I, Keith Haffner, President and Chief Executive Officer of Geneva Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Geneva Financial Corp.;

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

Date: April 28, 2003

                                  /s/ Keith Haffner
                                  ----------------------------
                                  Keith Haffner
                                  President and Chief Executive Officer

                     GENEVA FINANCIAL CORP. AND SUBSIDIARIES

                                  Certification

     I, Stephen J. Mayer, Chief Financial Officer, Executive Vice President and Secretary of Geneva Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Geneva Financial Corp.;

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

Date: April 28, 2003

                                /s/ Stephen J. Mayer
                                ----------------------------
                                Stephen J. Mayer
                                Chief Financial Officer,
                                Executive Vice President and
                                Secretary