Form 10QSB
period 2002-03-31
GENEVA FINANCIAL CORP
filed 2003-04-30
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934

                  For the quarterly period ended March 31, 2002

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

                             100 North Centre Avenue
                          Rockville Centre, N.Y. 11570
              (Address of Principal Executive Offices and Zip Code)
                                 (516) 255-1700
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1) Yes            No     X          (2) Yes    X            No
         ------        --------                ------            ------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2003: 3,907,000 shares.



                             GENEVA FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                        Page No
                                                                                        -------

Part I. Financial Information

    Item 1.  Financial Statements:

              Condensed Consolidated Statements of Operations (Unaudited)                  3
              Three Months Ended March 31, 2002 and 2001

              Condensed Consolidated Balance Sheet                                         4
              March 31, 2002 (Unaudited)

              Condensed Consolidated Statements of Cash Flows (Unaudited)                  5
              Three Months Ended March 31, 2002 and 2001

              Notes to Condensed Consolidated Financial Statements (Unaudited)            6-12

    Item 2.   Management's Discussion and Analysis or Plan                               13-16
                 of Operation

    Item 3. Controls and Procedures                                                       16

Part II. Other Information

    Item 1. Legal Proceedings                                                             17

    Item 2. Changes in Securities and Use of Proceeds                                     17

    Item 3. Defaults Upon Senior Securities                                               17

    Item 4. Submission of Matters to a Vote of Security Holders                           17

    Item 5. Other Information                                                             17

    Item 6. Exhibits and Reports on Form 8-K                                              17

Signatures                                                                                18

Certifications                                                                          19-22


                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      GENEVA FINANCIAL CORP. and SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2002              2001
                                                                          ----              ----
Revenues:
Gains on sale of mortgage loans                                       $1,232,966       $  761,525
Interest earned                                                          264,177          200,009
                                                                      ----------       ----------
       Total Revenues                                                  1,497,143          961,534
                                                                      ----------       ----------

Expenses:
Compensation and benefits                                                745,302          675,852
Interest expense                                                         191,420          277,827
Expenses resulting from Investigation, net                                    --           14,595
Expenses relating to the closing of the Roslyn office (Note 9)           170,308               --
Other general and administrative                                         676,638          487,104
                                                                      ----------       ----------
       Total Expenses                                                  1,783,668        1,455,378
                                                                      ----------       ----------

Loss before income taxes                                                (286,525)        (493,844)
Income taxes                                                                 --                --
                                                                    -----------         ----------
       Loss from continuing operations                                  (286,525)        (493,844)

Loss from Discontinued Operations                                       (200,832)               --
                                                                      -----------       ----------

       Net loss                                                      $  (487,357)      $ (493,844)
                                                                     ============      ===========


Net loss per share of common stock-basic and diluted:
Loss from continuing operations                                     $     (0.08)       $    (0.13)
Loss from discontinued operations                                         (0.05)               --
                                                                      ---------         ---------
       Net loss                                                     $     (0.13)       $    (0.13)
                                                                     ===========        ==========

Weighted average number of shares
       outstanding-basic and diluted                                   3,807,000         3,707,000
                                                                       =========         =========



See accompanying notes to condensed consolidated financial statements.



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                      Condensed Consolidated Balance Sheet



                                                                                         (Unaudited)
                                                                                           March 31,
                                                                                         -----------
                                                                                            2002
                                                                                            ----
                               Assets
Cash and cash equivalents                                                             $     182,237
Mortgage loans held for sale, net                                                        17,864,770
Mortgage loans held for investment, net                                                     200,637
Accrued interest receivable                                                                 170,000
Other receivables, net                                                                      506,899
Assets held for sale - residential rehabilitation properties                                318,926
Furniture, fixtures & equipment, net                                                        274,516
Prepaid expenses and other assets                                                            46,178
                                                                                        -----------
Total assets                                                                            $19,564,163
                                                                                        ===========


             Liabilities and shareholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                                     $17,207,563
Accrued expenses and other liabilities                                                    1,036,534
                                                                                        -----------

Total liabilities                                                                        18,244,097
                                                                                        -----------

Commitments and Contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
    3,850,000 shares issued; 3,807,000 shares outstanding                                    38,500
Additional paid-in capital                                                               11,042,538
Accumulated deficit                                                                      (9,506,501)
Treasury stock, 43,000 shares, at cost                                                     (254,471)
                                                                                      --------------
Total  shareholders' equity                                                               1,320,066
                                                                                       ------------

Total liabilities and shareholders' equity                                              $19,564,163
                                                                                        ===========

See accompanying notes to condensed consolidated financial statements



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                  2002              2001
                                                                                  ----              ----
Cash flows from operating activities:
 Net loss                                                                     $   (487,357)      $  (493,844)
 Loss from discontinued operations                                                 200,832                --
                                                                             -------------       ------------

Loss from continuing operations                                                   (286,525)         (493,844)
                                                                             --------------      -------------

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                  46,012            50,396
  Changes in operating assets and liabilities:
     Accrued interest and other receivables, net                                    90,472           516,369
     Mortgage loans held for sale and investment, net                           (3,172,270)        5,696,312
     Prepaid expenses and other assets                                              66,455             3,152
     Accrued expenses and other liabilities                                        (49,141)          (68,606)
                                                                                -----------        ----------

Total adjustments                                                              (3,018,472)          6,197,623
                                                                               ------------        -----------

Net cash (used in) provided by continuing operations                           (3,304,997)          5,703,779

Net cash used in discontinued operations                                          (89,744)                ---
                                                                              -------------         ----------

Net cash (used in) provided by operating activities                             (3,394,741)          5,703,779
                                                                               ------------        -----------

Cash flows from financing activities:
     Net increase (decrease) in notes payable- principally
     warehouse lines of credit                                                   3,132,481          (5,622,941)
                                                                               -----------          -----------

Net (decrease) increase in cash and cash equivalents                              (262,260)             80,838

Cash and cash equivalents - beginning                                              444,497              21,988
                                                                                -----------        ------------

Cash and cash equivalents - ending                                             $   182,237        $    102,826
                                                                               ===========        ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                  $   192,923         $   279,722
                                                                               ===========         ===========
     Income taxes                                                            $          --       $       1,350
                                                                              ============         ===========



See accompanying notes to condensed consolidated financial statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
              Notes to Condensed Consolidated Financial Statements
                           For the three months ended
                             March 31, 2002 and 2001
                                   (Unaudited)

1.   Business

     Geneva Financial Corp. (the "Company"), (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp.) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to March 31, 2002, PMCC Financial Corp. changed its name to Geneva Financial Corp.

     Geneva is a mortgage banker conducting business in ten states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activities during 2002 and 2001 are (i) the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis and (ii) the funding of the purchase, rehabilitation and resale of vacant residential real estate properties. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 10). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

     The  mortgage  banking  industry is generally  subject to seasonal  trends.
     These trends reflect the general pattern of resales of homes, in which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

3.   Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002. In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this business at any time in the foreseeable future (Note 10). The December 31, 2001 statements presented for comparative purposes were reclassified to reflect application of the provisions this Statement, which had no material effect on the Company's consolidated financial statements.

4.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

5.   Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. There were no outstanding dilutive stock options or warrants for the quarters ended March 31, 2002 and 2001.

6.   Notes Payable

     At March 31, 2002, substantially all of the mortgage loans held for sale and investment, and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. In August 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December 2002 obtained a further temporary increase to $36.6 million through May 31, 2003.The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of March 31, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The balance outstanding on this line at March 31, 2002 was approximately $16.9 million.

     The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") was paid in full in October 2002. The balance outstanding on this line at March 31, 2002 was approximately $62,000.

7.   Financial Instruments With Off-Balance Sheet Risk and Concentrations

     In the normal course of the Company's business, there are various financial instruments, which are appropriately not recorded, in the financial statements. The Company's risk of accounting loss, due to the credit risks and market risks associated with these off-balance sheet instruments, varies with the type of financial instrument and principal amounts, and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

     The Company enters into cash flow hedges in the form of treasury note contracts to hedge the change in interest rates that may occur on locked-in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these treasury contracts, the Company enters into commitments to purchase five and ten year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At March 31, 2002, the Company had commitments to purchase $1 million of U.S. Treasury notes. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by Statement of Financial Accounting Standards SFAS No. 133 is recognized in the income statement. The fair value of the derivatives accounted for using cash flow hedge accounting for the period March 31, 2002 were not material to the financial statements of the Company.

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

     The Company finances its mortgage banking operations with two warehouse facilities (the IMPAC Line and Provident Line - see Notes 6 and 10). These lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions  that could  provide  the Company  with a similar  facility on comparable terms. However, a termination of the current warehouse facilities, without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

8.   Related-Party Transactions

     On June 8, 2000, the Company borrowed $275,000 from a company wholly owned by Robert Friedman, at the time owner of 14% of the Company's outstanding common stock and as of March 31, 2003, owner of approximately 9.5% of the Company's outstanding stock. Robert Friedman is the father of Ronald Friedman, the Company's former President and CEO and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 16% per annum payable monthly. The note was secured by properties and a mortgage which the Company owned. Under the same note, the Company borrowed an additional $50,000 in July 2000. The balance due on the note at March 31, 2002 was $70,000. The balance due was paid in full when the remaining underlying collateral was sold in June 2002.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The balance due on the note at March 31, 2002 was $30,000, which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Balance Sheet. The note was paid in full during 2002. On October 18, 2001, the Company borrowed $100,000 from the same trust. This loan is evidenced by a promissory note that was due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum. The note is secured by certain receivables due to the Company. The balance due on the note at March 31, 2002 was $25,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Balance Sheet. The note was paid in full during the first quarter of 2003.

     The Company has amounts receivable due from a former officer of the Company in the amount of $80,782, at March 31, 2002, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Balance Sheet. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. The note and advances were made when the former officer was Executive Vice President of Sales and Operations for Geneva Mortgage Corp. and prior to his becoming an officer of the Company on December 29, 1999. In the quarter ended March 31, 2002, $27,000 of the amount due was forgiven in lieu of a severance payment.

9.   Litigation and Contingencies

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

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC." The landlord was awarded a summary judgment in December 2001 by the courts. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's Common Stock, which was valued at $25,000. The Company incurred an additional expense of approximately $170,000 in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the three months ended March 31, 2002.

     Also in conjunction with the closing of its Roslyn Heights office, the Company had returned various office equipment that was under long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In September 2002, the Company settled and agreed to pay $5,890 in eighteen monthly installments. The Company incurred an additional expense of approximately $106,000, in excess of amounts previously accrued, and which included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements during the third quarter of 2002.

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

10.  Subsequent Events

     Discontinued Operations

     In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this line at any time in the foreseeable future. This determination was based upon the fact that there were no rehabilitation properties purchased since early 2000 and the Company sold off the properties on hand since then. Also, the Company does not have a warehouse line in place to purchase any new properties nor intends to pursue such a line.

     Operating results of the residential rehabilitation property segment was as follows:

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                           2002         2001
                                                           ----         ----

      Sales of residential rehabilitation properties   $  89,211    $    --
                                                        ========     ===========

      Loss from discontinued operations                $(200,832)  $     --
                                                       ==========   ============

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

11.  Segment and Product Information

     The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which became effective for the Company in 1997 and has been implemented for all periods presented. The Company operated in two separate business segments, mortgage banking and residential rehabilitation properties. With the disposal of the residential rehabilitation properties segment in 2002 (Note 10), the Company is currently operating in one business segment, namely, mortgage banking.

     The Company originates mortgage loans in two sales channels, retail and wholesale. During the three months ended March 31, 2002, 47% of the Company's mortgage originations were derived from the retail sales channel and 53% from the wholesale channel. During the three months ended March 31, 2001, 13% of the Company's mortgage originations were derived from the retail sales channel and 87% from the wholesale channel.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form
10-QSB may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the Company's efforts to improve quality control; and other risks and uncertainties described in the Company's Annual Report on Form 10-K and in Geneva Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                             Quarters Ended March 31,
                                             -----------------------
                                              2002            2001
                                              ----            ----

Gains on sales of mortgage loans            $1,232,966      $761,525
Interest earned                                264,177       200,009
                                            ----------      ---------
Total revenues                              $1,497,143       $961,534
                                            ==========       ========

     Gains on sales of mortgage loans increased $471,000, or 62%, to $1.2 million for the quarter ended March 31, 2002 from $762,000 for the quarter ended March 31, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $62.7 million and $43.5 million for the quarters ended March 31, 2002 and 2001, respectively. This 44% increase was primarily the result of the increase in retail loan sales to $29.6 million for the quarter ended March 31, 2002 compared to $5.7 million for the quarter ended March 31, 2001. For the quarter ended March 31, 2002, approximately 47% of the Company's mortgage originations were derived from its retail mortgage operations compared to 13% for the quarter ended March 31, 2001.

     Interest earned increased $64,000, or 32%, to $264,000 for the quarter ended March 31, 2002 from $200,000 for the quarter ended March 31, 2001. This increase was primarily due to higher mortgage originations for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 creating higher warehouse balances, partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                      Quarters Ended March 31,
                                                      ------------------------
                                                      2002             2001
                                                      ----             ----

Compensation and benefits                       $    745,302      $   675,852
Interest expense                                     191,420          277,827
Expenses resulting from Investigation                    -             14,595
Expenses relating to the closing of the
  Roslyn office                                      170,308             -
Other general and administrative                     676,638           487,104
                                                  -----------       ----------
Total expenses                                    $1,783,668        $1,455,378
                                                  ==========        ==========

     Compensation and benefits increased $69,000, or 10%, to $745,000 for the quarter ended March 31, 2002 from $676,000 for the quarter ended March 31, 2001. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations, and the increase in staff at the Company's New York and New Jersey locations. Total personnel was 52 employees at March 31, 2002 compared to 43 at March 31, 2001.

     Interest expense decreased $86,000, or 31%, to $191,000 for the quarter ended March 31, 2002 from $277,000 for the quarter ended March 31, 2001. This decrease was primarily attributable to a decrease in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

     Expenses relating to closing the Roslyn office increased $170,000, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase was the result of the settlement of litigation with the Company's former landlord. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In

2001, the landlord sued the Company for full restitution under the original lease. (See Note 9 in the notes to condensed consolidated financial statements.) The $170,000 expense for the three months ended March 31, 2002 represents the excess of amounts previously accrued.

     Other general and administrative expense increased $190,000, or 39%, to $677,000 for the quarter ended March 31, 2002 from $487,000 for the quarter ended March 31, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense and an overall increase in the operations of the Company.

     The net loss from continuing operations of $287,000 for the quarter ended March 31, 2002 was a decrease of $207,000 from the net loss of $494,000 for the quarter ended March 31, 2001.

Liquidity and Capital Resources

     At March 31, 2002, the Company's principal financing needs consisted of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company relied on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 2002 was $16.9 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secured the warehouse lines of credit. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 10).

     On February 28, 2001, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of March 31, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The balance outstanding on the IMPAC Line was $16.9 million on March 31, 2002 and $24.7 million on March 31, 2003.

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

     Net cash used in operations for the quarter ended March 31, 2002 was $3.4 million. The Company used cash primarily for the $3.2 million increase in mortgage loans held for sale and investment. The Company provided cash by increasing borrowings under its warehouse lines of credit by $3.1 million.

Item 3.  Controls and Procedures.

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

                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

     See  Note  9  to  the  Condensed   Consolidated  Financial  Statements  for
additional information.

Item 2.  Changes in Securities and Uses of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Reports issued to Security Holders:
         (a) Reports on Form 8-K

         None.

         (b) The following exhibits are included in this report:

 Exhibit
  Number            Description
  ------            -----------


  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENEVA FINANCIAL CORP.
                                   (Registrant)



                                    By /s/ Keith S. Haffner
                                       ----------------------------------------
                                       Keith S. Haffner
                                       President and Chief Executive Officer


                                    By /s/ Stephen J. Mayer
                                       ----------------------------------------
                                       Stephen J. Mayer
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

Dated: April 28, 2003

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY

                                  Certification
                                  -------------

     I, Keith S. Haffner, President and Chief Executive Officer of Geneva Financial Corp., certify that:

1. I have  reviewed  this  quarterly  report on Form 10-QSB of Geneva  Financial
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

                                         /s/ Keith S. Haffner
                                         ----------------------------
                                         Keith S. Haffner
                                         President and Chief Executive Officer

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY

                                  Certification
                                  -------------

     I, Stephen J. Mayer, Chief Financial Officer, Executive Vice President and Secretary of Geneva Financial Corp., certify that:

1. I have  reviewed  this  quarterly  report on Form 10-QSB of Geneva  Financial
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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