Form 10QSB
period 2002-06-30
GENEVA FINANCIAL CORP
filed 2003-04-30
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         (1) Yes         No  X        (2) Yes  X      No
                -----      -----              ----       -----

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2003: 3,907,000 shares.




                             GENEVA FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                   Page No
Part I. Financial Information                                                                      -------

     Item 1.  Financial Statements:
           Condensed Consolidated Statements of Operations (Unaudited)
           Three Months Ended June 30, 2002 and 2001                                                 3
           Six Months Ended June 30, 2002 and 2001                                                   4

           Condensed Consolidated Balance Sheet
           June 30, 2002 (Unaudited)                                                                 5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2002 and 2001                                                   6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                          7-14

     Item 2. Management's Discussion and Analysis or Plan                                           15-19
          of Operation

     Item 3. Controls and Procedures                                                                20

Part II. Other Information

     Item 1. Legal Proceedings                                                                      21

     Item 2. Changes in Securities and Use of Proceeds                                              21

     Item 3. Defaults Upon Senior Securities                                                        21

     Item 4. Submission of Matters to a Vote of Security Holders                                    21

     Item 5. Other Information                                                                      21

     Item 6. Exhibits and Reports on Form 8-K                                                       21

Signatures                                                                                          22

Certifications                                                                                      23-26




                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                          2002              2001
                                                                          ----              ----
Revenues:

  Gains on sale of mortgage loans                                      $1,902,988          $682,553
  Interest earned                                                         306,477           198,146
                                                                        ---------          --------
       Total Revenues                                                   2,209,465           880,699
                                                                        ---------          --------

Expenses:
  Compensation and benefits                                               829,972           546,907
  Interest expense                                                        205,800           218,857
  Expense credits resulting from Investigation, net                            --          (141,881)
  Other general and administrative                                        682,825           542,307
                                                                        ---------          --------
       Total Expenses                                                   1,718,597         1,166,190
                                                                        ---------          --------

Income (loss) from operations before income taxes                         490,868          (285,491)
Income taxes                                                                   --                --
                                                                        ---------          --------
       Income (loss) from continuing operations                           490,868          (285,491)

Loss from Discontinued Operations                                       (131,756)          (172,770)
                                                                        ---------          ---------

       Net income (loss)                                               $  359,112        $ (458,261)
                                                                        =========         ==========

Earnings (loss) per share of common stock
  Basic:
     Income (loss) from continuing operations                          $    0.13         $    (0.08)
     Loss from discontinued operations                                     (0.03)             (0.05)
                                                                       ----------          ---------

Net income (loss)                                                      $    0.10         $    (0.13)
                                                                       =========         ==========

Weighted average number of shares of common stock
outstanding                                                            3,807,000          3,707,000
                                                                       =========          =========
  Diluted:
     Income (loss) from continuing operations                          $    0.12         $    (0.08)
     Loss from discounted operations                                       (0.03)            (0.05)
                                                                       ----------          ---------

Net income (loss)                                                      $    0.09         $     (0.13)
                                                                       =========          ==========

Weighted average number of shares of common stock and
 common stock equivalents outstanding                                   4,042,714          3,707,000
                                                                       ==========         ==========


See accompanying notes to condensed consolidated financial statements.





                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                       2002              2001
                                                                       ----              ----


Revenues:
Gains on sale of mortgage loans                                       $3,135,954       $1,444,078
Interest earned                                                          570,654          398,155
                                                                      ----------       ----------
       Total Revenues                                                  3,706,608        1,842,233
                                                                      ----------       ----------

Expenses:
Compensation and benefits                                              1,575,274        1,222,759
Interest expense                                                         397,220          496,684
Expense credits resulting from Investigation, net                             --         (127,286)
Expenses relating to the closing of the Roslyn office (Note 9)           170,308               --
Other general and administrative                                       1,359,463        1,029,411
                                                                      ----------       ----------
       Total Expenses                                                  3,502,265        2,621,568
                                                                      ----------       ----------

Income (loss) from operations before income taxes                        204,343         (779,335)
Income taxes                                                                  --               --
                                                                      ----------       ----------
       Income (loss) from continuing operations                          204,343         (779,335)

Loss from Discontinued Operations                                       (332,588)        (172,770)
                                                                     -----------       -----------

       Net loss                                                      $  (128,245)     $  (952,105)
                                                                     ===========      ============

Earnings (loss) per share of common stock
  Basic:
     Income (loss) from continuing operations                        $      0.05      $     (0.21)
     Loss from discontinued operations                                     (0.08)           (0.05)
                                                                     -----------      ------------
Net loss                                                             $     (0.03)      $    (0.26)
                                                                     ===========      ============

Weighted average number of shares of
common stock outstanding                                               3,842,912         3,707,000
                                                                      ==========        ==========

Diluted:
     Income (loss) from continuing operations                        $      0.05      $     (0.21)
     Loss from discontinued operations                                     (0.08)           (0.05)
                                                                     -----------      ------------

Net loss                                                             $     (0.03)     $     (0.26)
                                                                     ===========      ============

Weighted average number of shares of common stock and
  common stock equivalents outstanding                                 4,052,175         3,707,000
                                                                     ===========      ============


See accompanying notes to condensed consolidated financial statements.




                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                      Condensed Consolidated Balance Sheet


                                                                                      (Unaudited)
                                                                                        June 30,
                                                                                          2002
                               Assets                                                    ------

Cash and cash equivalents                                                            $   359,860
Mortgage loans held for sale, net                                                     14,918,130
Mortgage loans held for investment, net                                                  150,387
Accrued interest receivable                                                              232,000
Other receivables, net                                                                   561,423
Assets held for sale - residential rehabilitation properties                             227,055
Furniture, fixtures & equipment, net                                                     230,491
Prepaid expenses and other assets                                                        112,737
                                                                                      ----------

Total assets                                                                         $16,792,083
                                                                                      ==========

                      Liabilities and shareholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                                  $14,291,794
Accrued expenses and other liabilities                                                   796,111
                                                                                     -----------

Total liabilities                                                                     15,087,905
                                                                                     -----------

Commitments and Contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
  3,950,000 shares issued; 3,907,000 shares
  outstanding                                                                             39,500
Additional paid-in capital                                                            11,066,538
Accumulated deficit                                                                   (9,147,389)
Treasury stock, 43,000 shares, at cost                                                  (254,471)
                                                                                     ------------
Total  shareholders' equity                                                            1,704,178
                                                                                     ------------

Total liabilities and shareholders' equity                                           $16,792,083
                                                                                     ===========



See accompanying notes to condensed consolidated financial statements




                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended June 30,
                                                                                  -------------------------
                                                                                  2002              2001
                                                                                  ----              ----

Cash flows from operating activities:
Net loss                                                                          $(128,245)       $ (952,105)
Loss from discontinued operations                                                   332,588           172,770
                                                                                  ---------        -----------

Income (loss) from continuing operations                                            204,343          (779,335)
                                                                                  ---------        -----------

  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                    90,037            99,743
    Common stock issued in settlement of litigation                                  25,000                --
  Changes in operating assets and liabilities:
    Accrued interest and other receivables, net                                     (26,052)          591,372
     Mortgage loans held for sale and investment, net                              (175,380)       (2,745,625)
     Prepaid expenses and other assets                                                 (104)           22,590
     Accrued expenses and other liabilities                                        (289,564)           58,975
                                                                                  ----------         ---------

Total adjustments                                                                  (376,063)       (1,972,945)
                                                                                  ----------       -----------

Net cash used in continuing operations                                             (171,720)       (2,752,280)

Net cash (used in) provided by discontinued operations                             (129,629)            67,611
                                                                                  ----------       -----------

Net cash used in operating activities                                              (301,349)       (2,684,669)
                                                                                  ----------       -----------

Cash flows from financing activities:
     Net increase in notes payable- principally warehouse lines of credit           216,712         2,672,909
                                                                                  ----------       -----------

Net decrease in cash and cash equivalents                                           (84,637)          (11,760)

Cash and cash equivalents - beginning                                               444,497            21,988
                                                                                  ----------       -----------

Cash and cash equivalents - ending                                                 $ 359,860          $ 10,228
                                                                                   =========          ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                         $ 207,638          $439,218
                                                                                   =========          ========
     Income taxes                                                                    $    --          $  1,350
                                                                                     =======          ========


See accompanying notes to condensed consolidated financial statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
              Notes to Condensed Consolidated Financial Statements
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)

1.   Business

     Geneva Financial Corp. (the "Company"), (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva"), (formerly PMCC Mortgage Corp.), and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to June 30, 2002, PMCC Financial Corp. changed its name to Geneva Financial Corp.

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

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of
     the  Securities  and  Exchange   Commission.

     These  unaudited   condensed consolidated  financial  statements  should be
     read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

3.   Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial statements.

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

     On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale - leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

4.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

5.   Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The Company had 300,000 potentially dilutive stock options outstanding for the three and six months ended June 30, 2002, which resulted in 235,714 and 209,263 additional dilutive potential common shares being utilized in the computation of the dilutive earnings per share calculation for such periods then ended. There were no potentially dilutive stock options or warrants for the three or six months ended June 30, 2001.

6.   Notes Payable

     At June 30, 2002, substantially all of the mortgage loans held for sale and investment and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. In August 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of June 30, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The balance outstanding on this line at June 30, 2002 and December 31, 2001 was approximately $14.0 million.

     The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") was paid in full in October 2002. The balance outstanding on this line at June 30, 2002 was approximately $62,000.

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

     The Company enters into cash flow hedges in the form of treasury note contracts to hedge the change in interest rates that may occur on locked-in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these treasury contracts, the Company enters into commitments to purchase five and ten year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At June 30, 2002, the Company had commitments to purchase $200,000 of U.S. Treasury Notes. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended June 30, 2002 were not material to the financial statements of the Company.

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

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in Florida and the New York City Metropolitan area.

     The Company finances its mortgage banking operations with two warehouse facilities (the IMPAC Line and the Prominant Line - see Notes 6 and 10). These Lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facilities without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

8.   Related-Party Transactions

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The balance due on the note at June 30, 2002 was $30,000, which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Balance Sheet. The note was paid in full during 2002. On October 18, 2001, the Company borrowed $100,000 from the same trust. This loan is evidenced by a promissory note that was due and payable on demand with a maturity of one year. The interest rate on the note is 10% per annum payable monthly. The note is secured by certain receivables due to the Company. The balance due on the note at June 30, 2002 was $25,000, which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed
     Consolidated Balance Sheet. The note was paid in full during the first quarter of 2003.

     The Company has amounts receivable due from a former officer of the Company in the amount of $53,782 at June 30, 2002, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Balance Sheet. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. The note and advances were made when the former officer was Executive Vice President of Sales and Operations for Geneva Mortgage Corp. and prior to his becoming an officer of the Company on December 29, 1999. In the three and six month periods ended June 30, 2002, $27,000 and $54,000, respectively, of the amount due were forgiven in lieu of a severance payment.

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

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC." The landlord was awarded a summary judgment in December 2001 by the courts. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's Common Stock, which was valued at $25,000. The Company incurred an expense of approximately $170,000 in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the six months ended June 30, 2002.

     Also in conjunction with the closing of its Roslyn Heights office, the Company had returned various office equipment that was under long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002 the Company settled and agreed to pay $5,890 in eighteen monthly installments. The Company incurred an additional expense of approximately $106,000 in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements during the third quarter of 2002.

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

     Operating results of the residential rehabilitation property segment was as follows:

                                                    Three Months Ended June 30,
                                                    ----------------------------
                                                        2002               2001
                                                        ----               ----
     Sales of residential rehabilitation properties  $ 85,049         $  269,750
                                                     =========        ==========
     Loss from discontinued operations               $(131,756)       $(172,770)
                                                     =========        ==========

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                         2002             2001
                                                         ----             ----
     Sales of residential rehabilitation properties  $ 174,260        $ 269,750
                                                     =========        ==========
     Loss from discontinued operations               $(332,588)       $(172,770)
                                                     =========        ==========

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%.


11.  Segment and Product Information

     The FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which became effective for the Company in 1997 and has been
                                       13
     implemented for all periods presented. The Company operated in two separate business segments: mortgage banking and residential rehabilitation properties. With the disposal of the residential rehabilitation properties segment in 2002 (Note 10), the Company is currently operating in one business segment, namely, mortgage banking.

     The Company originates mortgage loans in two sales channels, retail and wholesale. During the three and six months ended June 30, 2002, 32% and 39%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 68% and 61%, respectively, from the wholesale sales channel. During the three and six months ended June 30, 2001, 10% and 11%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 90% and 89%, respectively, from the wholesale sales channel.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form
10-QSB may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the Company's efforts to improve quality control; and other risks and uncertainties described in the Company's Annual Report on Form 10-K and in Geneva Financial Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

Results of Operations

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                               Quarters Ended June 30,
                                               -----------------------
                                               2002                  2001
                                               ----                  ----

Gains on sales of mortgage loans            $1,902,988           $ 682,553
Interest earned                                306,477             198,146
                                            ----------         -----------
Total revenues                              $2,209,465           $ 880,699
                                            ==========         ===========

     Gains on sales of mortgage loans increased $1.2 million, or 176%, to $1.9 million for the quarter ended June 30, 2002 from $683,000 for the quarter ended June 30, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $73.7 million and $46.8 million for the quarters ended June 30, 2002 and 2001, respectively. This 57% increase was primarily the result of the increase in retail loan sales to $23.3 million for the quarter ended June 30, 2002 from $5.0 million for the quarter ended June 30, 2001, as well as an increase in wholesale loan originations to $50.5 million for the quarter ended June 30, 2002 from $41.7 million for the quarter ended June 30, 2001. For the quarter ended June 30, 2002, approximately 32% of the Company's mortgage originations were derived from its retail mortgage operations compared to 10% for the quarter ended June 30, 2001.

     Interest earned increased $108,000, or 55%, to $306,000 for the quarter ended June 30, 2002 from $198,000 for the quarter ended June 30, 2001. This increase was primarily due to higher mortgage originations for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, creating higher warehouse balances partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                        Quarters Ended June 30,
                                                       -------------------------
                                                       2002               2001
                                                       ----               ----

Compensation and benefits                          $  829,972         $ 546,907
Interest expense                                      205,800           218,857
Expense credits resulting from Investigation             -             (141,881)
Other general and administrative                      682,825           542,307
                                                    ---------        -----------
Total expenses                                     $1,718,597        $1,166,190
                                                   ==========        ==========

     Compensation and benefits increased $283,000, or 52%, to $830,000 for the quarter ended June 30, 2002 from $547,000 for the quarter ended June 30, 2001. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 55 total employees at June 30, 2002 compared to 43 at June 30, 2001.

     Interest expense decreased $13,000, or 6%, to $206,000 for the quarter ended June 30, 2002 from $219,000 for the quarter ended June 30, 2001. This decrease was primarily attributable to a decrease in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

     Expense credits resulting from the Investigation decreased $142,000 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The expense credit in the quarter ended June 30, 2001 was primarily the result of the Company recording a reduction of $145,000 of fees expected to be paid to the Company's attorneys.

     Other general and administrative expense increased $141,000, or 26%, to $683,000 for the quarter ended June 30, 2002 from $542,000 for the quarter ended June 30, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense and an overall increase in the operations of the Company.

     The net income from continuing operations of $491,000 for the quarter ended June 30, 2002 was an increase of $776,000, or 272% from the net loss from continuing operations of ($285,000) for the quarter ended June 30, 2001, as a result of the aforementioned items listed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:
                                           Six Months Ended June 30,
                                           -------------------------
                                           2002                      2001
                                           ----                      ----
Gains on sales of mortgage loans, net     $3,135,954            $1,444,078
Interest earned                              570,654               398,155
                                          ----------            ----------
Total revenues                            $3,706,608            $1,842,233
                                          ==========            ==========

     Gains on sales of mortgage loans increased $1.7 million, or 121%, to $3.1 million for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $136.4 million and $90.3 million for the six months ended June 30, 2002 and 2001, respectively. This 51% increase was primarily the result of the increase in retail loan sales to $52.8 million for the six months ended June 30, 2002 from $10.8 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 39% of the Company's mortgage originations were derived from its retail mortgage operations compared to 11% for the six months ended June 30, 2001.

     Interest earned increased $173,000, or 43%, to $571,000 for the six months ended June 30, 2002 from $398,000 for the six months ended June 30, 2001. This increase was primarily due to higher mortgage originations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, creating higher warehouse balances partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                        2002             2001
                                                        ----             ----
Compensation and benefits                              $1,575,274    $1,222,759
Interest expense                                          397,220       496,684
Expense credits resulting from Investigation, net           -          (127,286)
Expenses relating to the closing of the Roslyn office     170,308          -
Other general and administrative                        1,359,463     1,029,411
                                                       ----------     ---------
Total expenses                                         $3,502,265     $2,621,568
                                                       ==========     ==========

     Compensation and benefits increased $352,000, or 29%, to $1.6 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 57 total employees at June 30, 2002 compared to 43 at June 30, 2001.

     Interest expense decreased $100,000, or 20%, to $397,000 for the six months ended June 30, 2002 from $497,000 for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Expense credits resulting from the Investigation decreased $127,000 or 100%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The expense credit in the quarter ended June 30, 2001 was primarily the result of the Company recording a reduction of $145,000 of fees expected to be paid to the Company's attorneys.

     Expenses relating to closing the Roslyn office increased $170,000, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase was the result of the settlement of litigation with the Company's former landlord. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease. (See Note 9 in the notes to condensed consolidated financial statements.) The $170,000 expense in the six months ended June 30, 2002 represents the excess of amounts previously accrued.

     Other general and administrative expense increased $330,000, or 32%, to $1.4 million for the six months ended June 30, 2002 from $1.0 million for the six months ended June 30, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense and an overall increase in the operations of the Company.

     The net income from continuing operations of $204,000 for the six months ended June 30, 2002 was an increase of $983,000 from the net loss from continuing operations of $(779,000) for the six months ended June 30, 2001, as a result of the aforementioned items listed above.

Liquidity and Capital Resources

     At June 30, 2002, the Company's principal financing needs consisted of funding mortgage loan originations and residential rehabilitation properties. To meet these needs, the Company relied on borrowings under warehouse lines of credit and cash flows from operations. The amount of outstanding borrowings under the warehouse lines of credit at June 30, 2002 was $14.0 million. The mortgage loans and residential rehabilitation properties funded with the proceeds from such borrowings secure the warehouse lines of credit.

Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 10).

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of June 30, 2002, the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or finance condition. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through June 2003. The balance outstanding on the IMPAC Line was $14.0 million on June 30, 2002 and $24.7 million on March 31, 2003.

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

     Net cash used in operations for the six months ended June 30, 2002 was $301,000. The Company used cash to increase mortgage loans held for sale and investment by $175,000. The Company was provided with cash by increasing the borrowings under its warehouse lines of credit by $217,000.

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

                            PART II-OTHER INFORMATION


Item 1. Legal Proceedings

     See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

     In April 2002, the Company issued 100,000 shares of its common stock as part of the settlement of a lawsuit with a previous landlord, which was valued at $25,000 (see Note 9).

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


                                    GENEVA FINANCIAL CORP.
                                            (Registrant)



                                    By /s/ Keith S. Haffner
                                      -----------------------------
                                      Keith S. Haffner
                                      President and Chief Executive Officer


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

Date: April 28, 2003

                                           /s/ Keith S. Haffner
                                           -------------------------------------
                                           Keith S. Haffner
                                           President and Chief Executive Officer

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