Form 10QSB
period 2002-09-30
GENEVA FINANCIAL CORP
filed 2003-04-30
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         Commission File Number: 1-7614
                           ---------------------------

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

 (1) Yes             No     X                (2) Yes     X           No
         --------       ----------                    --------          -------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of March 31, 2003: 3,907,000 shares.



                             GENEVA FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


                                                                                        Page No
                                                                                        -------

Part I. Financial Information

    Item 1.  Financial Statements:

             Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended September 30, 2002 and 2001                                 3
             Nine Months Ended September 30, 2002 and 2001                                  4

             Condensed Consolidated Balance Sheet
             September 30, 2002 (Unaudited)                                                 5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             Nine Months Ended September 30, 2002 and 2001                                  6

             Notes to Condensed Consolidated Financial Statements (Unaudited)              7-14


     Item 2. Management's Discussion and Analysis or Plan                                  14-20
             of Operation

     Item 3. Controls and Procedures                                                        20

Part II. Other Information

     Item 1. Legal Proceedings                                                              21

     Item 2. Changes in Securities and Use of Proceeds                                      21

     Item 3. Defaults Upon Senior Securities                                                21

     Item 4. Submission of Matters to a Vote of Security Holders                            21

     Item 5. Other Information                                                              21

     Item 6. Exhibits and Reports on Form 8-K                                               21

Signatures                                                                                  22

Certifications                                                                            23-26

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended
                                                                            ------------------
                                                                               September 30,
                                                                               -------------
                                                                          2002              2001
                                                                          ----              ----
Revenues:
Gains on sale of mortgage loans                                       $ 2,757,410         $1,205,621
Interest earned                                                           457,138            281,059
                                                                      -----------         ----------
       Total Revenues                                                   3,214,548          1,486,680
                                                                      ------------        ----------

Expenses:
Compensation and benefits                                                 939,528            601,793
Interest expense                                                          293,708            240,669
Expense credit resulting from Investigation, net                             --             (188,023)
Expenses relating to the closing of the Roslyn office (Note 9)            106,000                 --
Other general and administrative                                          747,668            509,836
                                                                       ----------        -----------
       Total Expenses                                                   2,086,904          1,164,275
                                                                       ----------        -----------

Income from operations before income tax benefit                        1,127,644            322,405
Income tax benefit                                                      1,000,000                ---
                                                                      -----------        -----------
       Income from continuing operations                                2,127,644            322,405

Loss from Discontinued Operations:
       Total loss from discontinued operations                                --                  --
                                                                      -----------        -----------

       Net income                                                     $ 2,127,644        $   322,405
                                                                      ===========        ===========
Earnings per share of common stock:
  Basic:
   Net income                                                        $       0.54        $      0.09
                                                                      ===========         ==========

Weighted average number of shares of common stock
  outstanding                                                           3,907,000          3,707,000
                                                                      ===========          =========

  Diluted:
   Net income                                                       $        0.51         $     0.09
                                                                     ============          =========

Weighted average number of shares of common stock and
  common stock equivalents outstanding                                  4,153,043          3,707,000
                                                                      ===========          =========


See accompanying notes to condensed consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Nine months Ended
                                                                         -----------------
                                                                           September 30,
                                                                           -------------
                                                                          2002             2001
                                                                          ----             ----
Revenues:
Gains on sale of mortgage loans                                       $ 5,893,364       $ 2,649,700
Interest earned                                                         1,027,792           679,214
                                                                     ------------      ------------
       Total Revenues                                                   6,921,156         3,328,914
                                                                     ------------      ------------

Expenses:
Compensation and benefits                                               2,514,802         1,824,552
Interest expense                                                          690,928           737,353
Expense credits resulting from Investigation, net                              --          (315,309)
Expenses relating to the closing the Roslyn office (Note 9)               276,308                --
Other general and administrative                                        2,107,131         1,539,247
                                                                      -----------       -----------
       Total Expenses                                                   5,589,169         3,785,843
                                                                      ------------      -----------

Income (loss) from operations before income tax benefit                 1,331,987          (456,929)
Income tax benefit                                                      1,000,000                --
                                                                      -----------       -----------
         Income (loss) from continuing operations                       2,331,987          (456,929)
                                                                      -----------       ------------

Loss from Discontinued Operations:
Loss from disposal of discontinued operations                            (332,588)               --
Loss from discontinued operations                                             --           (172,770)
                                                                       ----------       ------------
       Total loss from discontinued operations                           (332,588)         (172,770)
                                                                       -----------      ------------
       Net income (loss)                                              $ 1,999,399       $  (629,699)
                                                                      ===========       ============

Earnings (loss) per share of common stock
   Basic:
     Income (loss) from continuing operations                       $        0.60   $          (0.12)
     Loss from discontinued operations                                      (0.09)             (0.05)
                                                                      -----------          ----------

Net income (loss)                                                   $        0.51              (0.17)
                                                                      ===========         ===========

Weighted average number of shares of common stock
  Outstanding                                                           3,864,509           3,707,000
                                                                      ===========         ===========

Diluted:
   Income (loss) from continuing operations                               $  0.57       $      (0.12)
   Loss from discontinued operations                                        (0.08)             (0.05)
                                                                         ---------         ----------

Net income (loss)                                                        $   0.49        $     (0.17)
                                                                         ========           =========

Weighed average number of shares of common stock and common
stock equivalents outstanding                                           4,086,032           3,707,000
                                                                       ==========         ===========


See accompanying notes to condensed consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                      Condensed Consolidated Balance Sheet



                                                                                    (Unaudited)
                                                                                    September 30,
                                                                                       2002
                                                                                       ----
                               Assets
Cash and cash equivalents                                                        $     763,687
Mortgage loans held for sale, net                                                   21,633,510
Mortgage loans held for investment, net                                                150,387
Accrued interest receivable                                                            345,000
Other receivables, net                                                                 746,534
Assets held for sale - residential rehabilitation properties                           227,055
Furniture, fixtures & equipment, net                                                   311,663
Prepaid expenses and other assets                                                       88,642
Deferred taxes                                                                       1,000,000
                                                                                  ------------
Total assets                                                                       $25,266,478
                                                                                   ===========

                Liabilities and shareholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                                $20,603,536
Accrued expenses and other liabilities                                                 831,120
                                                                                  ------------

Total liabilities                                                                   21,434,656
                                                                                   -----------

Commitments and Contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
    3,950,000 issued; 3,907,000 shares outstanding                                      39,500
Additional paid-in capital                                                          11,066,538
Accumulated deficit                                                                 (7,019,745)
Treasury stock, 43,000 shares, at cost                                                (254,471)
                                                                                  -------------
Total shareholders' equity                                                           3,831,822
                                                                                  ------------

Total liabilities and shareholders' equity                                         $25,266,478
                                                                                   ===========

See accompanying notes to condensed consolidated financial statements



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                    -----------------
                                                                                       September 30,
                                                                                       -------------
                                                                                  2002              2001
                                                                                  ----              ----
Cash flows from operating activities:
 Net income (loss)                                                              $1,999,399      $  (629,699)
 Loss from discontinued operations                                                 332,588          172,770
                                                                                ----------     ------------

Income (loss) from continuing operations                                         2,331,987         (456,929)
                                                                                ----------      ------------

  Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                 123,384          149,089
     Common stock issued in settlement of litigation                                25,000               --
  Changes in operating assets and liabilities:
     Deferred taxes                                                             (1,000,000)              --
     Accrued interest and other receivables, net                                  (324,163)         454,262
     Mortgage loans held for sale and investment, net                           (6,890,760)       3,282,878
     Prepaid expenses and other assets                                              23,991           67,526
     Accrued expenses and other liabilities                                       (254,555)         (29,858)
                                                                                -----------     -----------

Total adjustments                                                               (8,297,103)       3,923,897
                                                                                -----------     -----------

Net cash (used in) provided by continuing operations                            (5,965,116)       3,466,968

Net cash (used in) provided by discontinued operations                            (129,629)          67,611
                                                                                -----------     -----------

Net cash (used in) provided by operating activities                             (6,094,745)       3,534,579
                                                                                -----------     -----------
Cash flows from investing activities:
     Purchase of furniture and equipment                                          (114,519)              --
                                                                                -----------     -----------

Cash flows from financing activities:
     Net increase (decrease) in notes payable - principally
       warehouse lines of credit                                                 6,528,454       (3,371,969)
                                                                               -----------      -----------

Net increase in cash and cash equivalents                                          319,190          162,610

Cash and cash equivalents - beginning                                              444,497           21,988
                                                                              --------------   ------------

Cash and cash equivalents - ending                                            $    763,687     $    184,598
                                                                              ============     ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
       Interest                                                               $    249,935     $    437,045
                                                                              ============     ============
       Income taxes                                                          $         ---     $      1,350
                                                                             =============     ============


See accompanying notes to condensed consolidated financial statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
              Notes to Condensed Consolidated Financial Statements
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

1.   Business

     Geneva Financial Corp. (the "Company"), (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to September 30, 2002, PMCC Financial Corp. changed its name to Geneva Financial Corp.

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

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002. In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this business at any time in the foreseeable future (Note
     10). The December 31, 2001 statements presented for comparative purposes were reclassified to reflect application of the provisions of this Statement, which had no material effect on the Company's consolidated financial statements of operations.

     On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale - leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact on the Company's financial statements.

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

5.   Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The Company had 300,000 potentially dilutive stock options outstanding for the three and nine months ended September 30, 2002, which resulted in 235,714 and 209,263 of additional dilutive potential common shares being utilized in the computation of the dilutive earnings per share calculation for such periods then ended. There were no outstanding dilutive stock options or warrants for the three or nine months ended September 30, 2001.

6.   Notes Payable

     At September 30, 2002, substantially all of the mortgage loans held for sale and investment and certain residential rehabilitation properties were pledged to secure notes payable under warehouse lines of credit agreements.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. In August 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of September 30, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. The balance outstanding on this line at September 30, 2002 was approximately $20.4 million.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. There was no balance outstanding on this line at September 30, 2002.

     The Company's warehouse line of credit with Chase Bank of Texas, National Association ("Chase") and PNC Bank ("PNC") was paid in full in October 2002. The balance outstanding on this line at September 30, 2002 was approximately $62,000.

7.   Financial Instruments With Off-Balance Sheet Risk and Concentrations

     In the normal course of the Company's business, there are various financial instruments, which are appropriately not recorded, in the financial statements. The Company's risk of accounting loss, due to the credit risks and market risks associated with these off-balance sheet instruments, varies with the type of financial instrument and principal amounts, and is not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

     The Company enters into cash flow hedges in the form of treasury note contracts to hedge the change in interest rates that may occur on locked-in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these treasury contracts, the Company enters into commitments to purchase five and ten year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At September 30, 2002, the Company had no commitments to purchase U.S. Treasury Notes. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended September 30, 2002 was not material to the financial statements of the Company.

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

     The Company finances its mortgage banking operations with two warehouse facilities (the IMPAC Line and Provident Line - see Note 6). These lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facilities, without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

8.   Related-Party Transactions

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2003 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The note was paid in full during the quarter ended September 30, 2002. On October 18, 2001, the Company borrowed $100,000 from the same trust. This loan is evidenced by a promissory note that was due and payable upon demand with a maturity of one year. The interest rate on the note is 10% per annum. The note is secured by certain receivables due to the Company. The balance due on the note at September 30, 2002 is $15,000 which is included in "Notes payable - principally warehouse lines of credit" in the accompanying Condensed Consolidated Balance Sheet. The note was paid in full during the first quarter of 2003.

     The Company has amounts receivable due from a former officer of the Company in the amount of $26,782 at September 30, 2002, which is included in "Other receivables - net" in the accompanying Condensed Consolidated Balance Sheet. These amounts consist of general advances and a non-interest bearing note that have undefined repayment terms. The note and advances were made when the former officer was Executive Vice President of Sales and Operations for Geneva Mortgage Corp. and prior to his becoming an officer of the Company on December 29, 1999. In the three and nine month periods ended September 30, 2002, $27,000 and $81,000, respectively, of the amount due were forgiven in lieu of a severance payment.

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

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC." The landlord was awarded a summary judgment in December 2001 by the courts. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's Common Stock, which was valued at $25,000. The Company incurred an expense of approximately $170,000 in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the nine months ended September 30, 2002.

     Also in conjunction with the closing of its Roslyn Heights office, the Company had returned various office equipment that was under long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002 the Company settled and agreed to pay $5,890 in eighteen monthly installments. The Company incurred an additional expense of approximately $106,000, in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the three and nine months ended September 30, 2002.

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

     Operating results of the residential rehabilitation property segment were as follows:

                                                              Nine Months Ended
                                                              -----------------
                                                                September 30,
                                                                -------------
                                                            2002           2001
                                                            ----          ----
     Sales of residential rehabilitation properties     $ 174,260     $  269,750
                                                        =========     ==========

     Loss from discontinued operations                  $(332,588)    $(172,770)
                                                        ==========    ==========

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

     The Company originates mortgage loans in two sales channels, retail and wholesale. During the three and nine months ended September 30, 2002, 41% and 39%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 59% from the wholesale channel. During the three and nine months ended September 30, 2001, 20% and 14%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 80% and 86%, respectively, from the wholesale sales channel.

12.  Subsequent Events

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

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                        Quarters Ended September 30,
                                        ----------------------------
                                        2002                    2001
                                        ----                    ----

Gains on sales of mortgage loans      $2,757,410              $1,205,621
Interest earned                          457,138                 281,059
                                      ----------              -----------
Total revenues                        $3,214,548              $1,486,680
                                      ==========              ==========

     Gains on sales of mortgage loans increased $1.6 million, or 133%, to $2.8 million for the quarter ended September 30, 2002 from $1.2 million for the quarter ended September 30, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $85.2 million and $47.9 million for the quarters ended September 30, 2002 and 2001, respectively. This 78% increase was primarily the result of the increase in retail loan sales to $34.7 million for the quarter ended September 30, 2002 from $9.4 million for the quarter ended September 30, 2001, as well as an increase in wholesale loan originations to $50.5 million for the quarter ended September 30, 2002 from $38.6 million for the quarter ended September 30, 2001. For the quarter ended September 30, 2002, approximately 41% of the Company's mortgage originations were derived from its retail mortgage operations compared to 20% for the quarter ended September 30, 2001.

     Interest earned increased $176,000, or 63%, to $457,000 for the quarter ended September 30, 2002 from $281,000 for the quarter ended September 30, 2001. This increase was primarily due to higher mortgage originations for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, creating higher warehouse balances, partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                   Quarters Ended September 30,
                                                   -----------------------------
                                                      2002               2001
                                                      ----               ----


Compensation and benefits                          $  939,528      $    601,793
Interest expense                                      293,708           240,669
Expense credits resulting from Investigation, net         -            (188,023)
Expenses related to the closing of the Roslyn
  office                                              106,000                -
Other general and administrative                      747,668           509,836
                                                    ---------         ---------
Total expenses                                     $2,086,904        $1,164,275
                                                   ==========        ==========

     Compensation and benefits increased $338,000, or 56%, to $940,000 for the quarter ended September 30, 2002 from $602,000 for the quarter ended September 30, 2001. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 55 total employees at September 30, 2002 compared to 43 at September 30, 2001.

     Interest expense increased $53,000, or 22%, to $294,000 for the quarter ended September 30, 2002 from $241,000 for the quarter ended September 30, 2001. This increase was primarily attributable to increased mortgage originations for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, partially offset by a decrease in borrowing rates at the Company's warehouse facility.

     Expense credits resulting from the Investigation decreased $188,000, or 100%, for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The expense credit in the quarter ended September 30, 2001 was primarily the result of the Company recording a credit of $205,000 for legal fees which were reimbursed through the Company's Directors and Officers Insurance.

     Expenses relating to the closing of the Roslyn office increased $106,000, for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. In conjunction with the closing of its Roslyn Heights office in 2000, the Company had returned various office equipment that was under long-term operating leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002, the Company settled the lawsuit by agreeing to pay the lessor a total of $106,000 in equal monthly installments of $5,890 over an eighteen-month period.

     Other general and administrative expense increased $238,000, or 47%, to $748,000 for the quarter ended September 30, 2002 from $510,000 for the quarter ended September 30, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense, increased legal and professional fees and an overall increase in the operations of the Company.

     The net income from continuing operations of $2.1 million for the quarter ended September 30, 2002 was an increase of approximately $1.8 million or 559%, from the net income from operations of $322,000 for the quarter ended September 30, 2001, as a result of the aforementioned items listed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                          Nine months Ended September 30,
                                          -------------------------------
                                           2002                   2001
                                           ----                   ----

Gains on sales of mortgage loans         $5,893,364          $ 2,649,700
Interest earned                           1,027,792              679,214
                                         ----------            ----------
Total revenues                           $6,921,156           $3,328,914
                                          ==========           ==========

     Gains on sales of mortgage loans increased $3.2 million, or 121%, to $5.9 million for the nine months ended September 30, 2002 from $2.6 million for the nine months ended September 30, 2001. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $221.6 million and $138.2 million for the nine months ended September 30, 2002 and 2001, respectively. This 60% increase was primarily the result of the increase in retail loan sales to $87.5 million for the nine months ended September 30, 2002 from $20.2 million for the nine months ended September 30, 2001, as well as an increase in wholesale loan originations to $134.1 million for the nine months ended September 30, 2002 from $118.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, approximately 39% of the Company's mortgage originations were derived from its retail and internet mortgage operations and approximately 14% from its wholesale operations.

     Interest earned increased $349,000, or 51%, to $1.0 million for the nine months ended September 30, 2002 from $679,000 for the nine months ended September 30, 2001. This increase was primarily due to higher mortgage originations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, creating higher warehouse balances partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                               Nine months Ended September 30,
                                               --------------------------------
                                                     2002                2001
                                                     ----                ----

Compensation and benefits                           $2,514,802       $1,824,552
Interest expense                                       690,928          737,353
Expense credits resulting from Investigation, net          -           (315,309)
Expenses related to closing Roslyn office              276,308             -
Other general and administrative                     2,107,131        1,539,247
                                                    -----------      ----------
Total expenses                                      $5,589,169       $3,785,843
                                                     ==========      ==========

     Compensation and benefits increased $690,000, or 38%, to $2.5 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September

30, 2001. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 55 total employees at September 30, 2002 compared to 43 at September 30, 2001.

     Interest expense decreased $46,000, or 6%, to $691,000 for the nine months ended September 30, 2002 from $737,000 for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     Expense credits resulting from the Investigation decreased $315,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The expense credit was primarily the result of the Company recording credits of $350,000 in the nine months ended September 30, 2001 for legal fees which were reimbursed through the Company's Directors and Officers Insurance, along with a reduction of fees expected to be paid to the Company's attorneys.

     Expenses relating to closing the Roslyn office increased $276,000, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase was the result of the settlement of litigation with the Company's former landlord. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease. (See Note 9 in the notes to condensed consolidated financial statements.)

     Also in conjunction with this closing, the Company had returned various office equipment that was under long-term leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002, the Company settled the lawsuit by agreeing to pay the lessor a total of $106,000 in equal monthly installments over an eighteen-month period. The $276,000 expenses relating to the closing of the Roslyn office for the nine months ended September 30, 2002 represent the excess of amounts previously accrued for the settlement of the lawsuits.

     Other general and administrative expense increased $568,000, or 37%, to $2.1 million for the nine months ended September 30, 2002 from $1.5 million for the nine months ended September 30, 2001. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense, increased legal and professional fees and an overall increase in the operations of the Company.

     The net income from continuing operations of $2.3 million for the nine months ended September 30, 2002 was an increase of $2.8 million from the net loss of $(457,000) for the nine months ended September 30, 2001, as a result of the aforementioned items listed above.

Liquidity and Capital Resources

     At September 30, 2002, the Company's principal financing needs consisted of funding mortgage loan originations. To meet these needs, the Company relied on borrowings under warehouse lines of credit and cash flows from operations. The amount of outstanding borrowings under the warehouse lines of credit at September 30, 2002 was $20.4 million. The mortgage loans funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. As of September 30, 2002 the Company failed to meet certain of the financial ratios, and the Bank has granted the Company a waiver. There can be no assurance that the Bank will continue to grant waivers if the Company fails to meet the net worth and financial ratios in the future. If such waivers are not granted, any loans outstanding under the Credit Agreement become immediately due and payable, which may have an adverse effect on the Company's business, operations or financial condition. In August, 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The balance outstanding on the IMPAC Line was $20.4 million on September 30, 2002 and $24.7 million on March 31, 2003.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. There was no balance outstanding on this line at September 30, 2002.

     The Company expects that the increased existing IMPAC Line and the Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line.

     Net cash used in operations for the nine months ended September 30, 2002 was $6.0 million. The Company used cash to increase mortgage loans held for sale and investment by

$6.9 million. The Company was provided with cash by increasing the borrowings under its warehouse lines of credit by $6.5 million.

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


                                    GENEVA FINANCIAL CORP.
                                    (Registrant)



                                    By /s/ Keith S. Haffner
                                      ---------------------------------------
                                      Keith S. Haffner
                                      President and Chief Executive Officer


                                    By /s/ Stephen J. Mayer
                                      ---------------------------------------
                                      Stephen J. Mayer
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

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