Form 10QSB
period 2003-03-31
GENEVA FINANCIAL CORP
filed 2003-05-15
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

                         Commission File Number: 1-7614
                           ___________________________

                             GENEVA FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Delaware                                      11-3404072
        (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)


                             100 North Centre Avenue
                          Rockville Centre, N.Y. 11570
                    (Address of Principal Executive Offices)

                                 (516) 255-1700
                (Issuer's Telephone Number, Including Area Code)

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 30, 2003: 3,907,000 shares.



                             GENEVA FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                         Page No
                                                                                         -------
Part I. Financial Information


  Item 1.  Financial Statements:
           Condensed Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 2003 and 2002                                       3

           Condensed Consolidated Balance Sheet
           March 31, 2003 (Unaudited)                                                       4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three months Ended March 31, 2003 and 2002                                       5

           Notes to Condensed Consolidated Financial Statements (Unaudited)                 6-13


  Item 2. Management's Discussion and Analysis or Plan                                     14-17
          of Operation

  Item 3. Controls and Procedures                                                             17

Part II. Other Information

  Item 1. Legal Proceedings                                                                   18

  Item 2. Changes in Securities and Use of Proceeds                                           18

  Item 3. Defaults Upon Senior Securities                                                     18

  Item 4. Submission of Matters to a Vote of Security Holders                                 18

  Item 5. Other Information                                                                   18

  Item 6. Exhibits and Reports on Form 8-K                                                 18-19

Signatures                                                                                    20

Certifications                                                                             21-26

                                       2




                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                        Three Months Ended
                                                                        ------------------
                                                                             March 31,
                                                                             ---------
                                                                          2003            2002
                                                                          ----            ----

Revenues:
Gains on sale of mortgage loans                                       $ 2,510,090      $1,232,966
Interest earned                                                           504,350         264,177
                                                                      -----------      ----------
       Total Revenues                                                   3,014,440       1,497,143
                                                                      -----------      ----------

Expenses:
Compensation and benefits                                               1,197,799         745,302
Interest expense                                                          360,304         191,420
Expenses relating to the closing of the Roslyn office (Note 9)                 --         170,308
Other general and administrative                                          999,268         676,638
                                                                        ---------      ----------
      Total Expenses                                                    2,557,371       1,783,668
                                                                        ---------      ----------

Income (loss) before income taxes                                         457,069        (286,525)
Income taxes                                                                   --              --
                                                                        ---------      ----------
     Income (loss) from continuing operations                             457,069        (286,525)

Loss from discontinued operations                                              --        (200,832)
                                                                        ---------      ----------
       Net income (loss)                                              $   457,069      $ (487,357)
                                                                      ===========      ==========

Earnings per share of common stock:
 Basic:
  Income (loss) from continuing operations                           $      0.12       $    (0.08)
   Loss from discontinued operations                                          --            (0.05)
                                                                      -----------      ----------
       Net income (loss)                                              $      0.12      $    (0.13)
                                                                      ===========      ==========

Weighted average number of shares of common stock
 Outstanding                                                            3,907,000       3,807,000
                                                                      ===========      ==========
 Diluted:
  Income (loss) from continuing operations                            $      0.11      $    (0.08)
  Loss from discontinued operations                                            --           (0.05)
                                                                      -----------      ----------
     Net income (loss)                                                $      0.11      $    (0.13)
                                                                      ===========      ==========

Weighted average number of shares of common stock and
 common stock equivalents outstanding                                   4,160,988       3,807,000
                                                                        =========       =========


See accompanying notes to condensed consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                      Condensed Consolidated Balance Sheet


                                                                                          (Unaudited)
                                                                                           March 31,
                                                                                             2003
                                                                                             ----

                               Assets
Cash and cash equivalents                                                                $  1,191,391
Mortgage loans held for sale, net                                                          26,705,060
Mortgage loans held for investment, net                                                       577,837
Accrued interest receivable                                                                   470,000
Other receivables, net                                                                        671,351
Furniture, fixtures & equipment, net                                                          490,801
Prepaid expenses and other assets                                                             109,073
Deferred taxes                                                                              1,000,000
                                                                                          -----------
Total assets                                                                              $31,215,513
                                                                                          ===========

                Liabilities and shareholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                                       $25,869,751
Accrued expenses and other liabilities                                                        680,965
                                                                                          -----------
Total liabilities                                                                          26,550,716
                                                                                          -----------
Commitments and Contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
 3,950,000 issued; 3,907,000 shares outstanding                                                39,500
Additional paid-in capital                                                                 11,066,538
Accumulated deficit                                                                        (6,186,770)
Treasury stock, 43,000 shares, at cost                                                       (254,471)
                                                                                          -----------
Total shareholders' equity                                                                  4,664,797
                                                                                          -----------
Total liabilities and shareholders' equity                                                $31,215,513
                                                                                          ===========



See accompanying notes to condensed consolidated financial statements



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    Three months ended
                                                                                    ------------------
                                                                                        March 31,
                                                                                        --------
                                                                                     2003           2002
                                                                                     ----           ----

Cash flows from operating activities:
 Net income (loss)                                                                $  457,069      $ (487,357)
 Loss from discontinued operations                                                        --         200,832
                                                                                ------------      ----------

Income (loss) from continuing operations                                             457,069        (286,525)
                                                                                ------------      ----------
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      47,495          46,012
Changes in operating assets and liabilities:
 Accrued interest and other receivables, net                                          83,445          90,472
 Mortgage loans held for sale and investment, net                                 14,005,373      (3,172,270)
 Prepaid expenses and other assets                                                    (9,727)         66,455
 Accrued expenses and other liabilities                                             (265,224)        (49,141)
                                                                                ------------      ----------

Total adjustments                                                                 13,861,362      (3,018,472)
                                                                                ------------      -----------

Net cash provided by (used in) continuing operations                              14,318,431      (3,304,997)

Net cash used in discontinued operations                                                  --         (89,744)
                                                                                ------------      -----------

Net cash provided by (used in) operating activities                               14,318,431       (3,394,741)
                                                                                ------------      -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                                      (47,964)              --
                                                                                ------------      -----------
Cash flows from financing activities:
  Net (decrease) increase in notes payable - principally
   warehouse lines of credit                                                     (14,014,340)       3,132,481
                                                                                ------------      -----------

Net increase (decrease) in cash and cash equivalents                                 256,127         (262,260)

Cash and cash equivalents - beginning                                                935,264          444,497
                                                                                ------------      -----------

Cash and cash equivalents - ending                                              $  1,191,391      $   182,237
                                                                                ============      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                     $    450,666     $    192,923
                                                                                ============     ============
   Income taxes                                                                 $      2,042     $         --
                                                                                ============     ============


See accompanying notes to condensed consolidated financial statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)
              Notes to Condensed Consolidated Financial Statements
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

1.   Business

     Geneva Financial Corp. (the "Company") (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. Subsequent to March 31, 2003, PMCC Financial Corp. changed its name to Geneva Financial Corp.

     Geneva is a mortgage banker conducting business in ten states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activity during the three months ended March 31, 2003 and 2002, respectively, is the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 10). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

     The  mortgage  banking  industry is generally  subject to seasonal  trends.
     These trends reflect the general pattern of resales of homes, in which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

3.   Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN 45 did not have a material effect on its consolidated financial position or results of operations.

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

5.   Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. The Company had 300,000 potentially dilutive stock options outstanding for the three months ended March 31, 2003, which resulted in 253,988 of additional dilutive potential common shares being utilized in the computation of the dilutive earnings per share calculation for such periods then ended. All stock options outstanding at March 31, 2002 were antidilutive.

6.   Stock Options and Similar Equity Instruments

     At March 31, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings
     (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                                  Three months Ended
                                                                                  ------------------
                                                                                        March 31,
                                                                                        --------
                                                                                    2003          2002
                                                                                    ----          ----

     Net income (loss) as reported                                              $ 457,069    $(487,357)

     Deduct:  Total stock-based  employee  compensation
     expense determined under fair  value-based  method  for all  awards,  net
     of related  tax effect.                                                       10,000           --
                                                                                ---------    ---------
     Pro forma net income (loss)                                                $ 447,069    $(487,357)
                                                                                =========    =========

     Basic net income (loss) per share as reported                                  $0.12       $(0.13)
                                                                                =========    =========

     Basic pro forma income (loss) per share                                        $0.11       $(0.13)
                                                                                =========    =========

     Diluted net income (loss) per share as reported                                $0.11       $(0.13)
                                                                                =========    =========

     Diluted pro forma net income (loss) per share                                  $0.11       $(0.13)
                                                                                =========    =========

     There were no options granted during the three months ended March 31, 2003.
     The fair value of options at date of grant in 2002 was estimated  using the
     Black-Scholes  fair value based method with the following  weighted average assumptions:
                                                                                             2002
                                                                                  -------------------------
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

7.   Notes Payable

     At March 31, 2003, substantially all of the mortgage loans held for sale and investment were pledged to secure notes payable under warehouse lines of credit agreements.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. In August 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The IMPAC

     Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. In April 2003, the tangible net worth covenant was amended. The balance outstanding on this line at March 31, 2003 was approximately $23.0 million.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at March 31, 2003 was approximately $2.4 million.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note at March 31, 2003 was approximately $324,000.

8.   Financial Instruments With Off-Balance Sheet Risk and Concentrations

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

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities ("MBS") or Treasury note contracts to hedge the change in interest rates that may occur on locked-in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these MBS and treasury contracts, the Company enters into commitments to purchase MBS at various rates and time frames and five and ten year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally one to three months in term. At March 31, 2003, the Company had commitments to purchase $5 million of MBS. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended March 31, 2003 was not material to the financial statements of the Company.

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

     The Company finances its mortgage banking operations with two warehouse facilities (the IMPAC Line and Provident Line - see Note 7). These lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with similar facilities on comparable terms. However, a termination of the current warehouse facilities, without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

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

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC." The landlord was awarded a summary judgment in December 2001 by the courts. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's Common Stock, which was valued at $25,000. The landlord retained a judgment of $620,000 against the Company until all payments under this settlement are made. As of May 14, 2003, all payments have been made as required. The Company incurred an expense of approximately $170,000 in excess of amounts previously accrued, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements during the first quarter of 2002.

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

     Operating results of the residential rehabilitation property segment were as follows:

                                                           Three months Ended
                                                           ------------------
                                                                March 31,
                                                               ---------
                                                           2003          2002
                                                           ----          ----

     Sales of residential rehabilitation properties     $    --      $ 89,211
                                                        =======      ========

     Loss from discontinued operations                  $    --     $(200,832)
                                                        =======     =========

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

     The Company originates mortgage loans in two sales channels, retail and wholesale. During the three months ended March 31, 2003, 57% of the Company's mortgage originations were derived from the retail sales channel and 43% from the wholesale channel. During the three months ended March 31, 2002, 47% of the Company's mortgage originations were derived from the retail sales channel and 53% from the wholesale channel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form
10-QSB may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; (5) competition within the mortgage banking industry; (6) the Company's management of cash flow and efforts to modify its prior growth strategy; (7) the Company's efforts to improve quality control; and other risks and uncertainties described in the Company's Annual Report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes and events may vary materially from those indicated.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                               Quarters Ended March 31,
                                               ------------------------
                                                 2003            2002
                                                 ----            ----

Gains on sales of mortgage loans              $2,510,090         $1,232,966
Interest earned                                  504,350            264,177
                                              ----------         ----------
Total revenues                                $3,014 440         $1,497,143
                                              ==========         ==========

     Gains on sales of mortgage loans increased $1.3 million, or 108%, to $2.5 million for the quarter ended March 31, 2003 from $1.2 million for the quarter ended March 31, 2002. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $118.0 million and $62.7 million for the quarters ended March 31, 2003 and 2002, respectively. This 88% increase was primarily the result of the increase in retail loan sales to $66.7 million for the quarter ended March 31, 2003 from $29.6 million for the quarter ended March 31, 2002, as well as an increase in wholesale loan originations to $51.3 million for the quarter ended March 31, 2003 from $33.1 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, approximately 57% of the Company's mortgage originations were derived from its retail mortgage operations compared to 47% for the quarter ended March 31, 2002.

     Interest earned increased $240,000, or 91%, to $504,000 for the quarter ended March 31, 2003 from $264,000 for the quarter ended March 31, 2002. This increase was primarily due to higher mortgage originations for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, creating higher warehouse balances.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                Quarters Ended March 31,
                                                -----------------------
                                                 2003              2002
                                                 ----              ----

Compensation and benefits                       $1,197,799        $  745,302
Interest expense                                   360,304           191,420
Expenses related to the closing of the Roslyn
  office                                            -                170,308
Other general and administrative                   999,268           676,638
Total expenses                                  $2,557,371        $1,783,668
                                                ==========        ==========

     Compensation and benefits increased $453,000, or 61%, to $1.2 million for the quarter ended March 31, 2003 from $745,000 for the quarter ended March 31, 2002. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations, and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume. There were 60 total employees at March 31, 2003 compared to 52 at March 31, 2002.

     Interest expense increased $169,000, or 88%, to $360,000 for the quarter ended March 31, 2003 from $191,000 for the quarter ended March 31, 2002. This increase was primarily attributable to increased mortgage originations for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

     Expenses relating to the closing of the Roslyn office decreased $170,000, or 100%, for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease. (See Note 9 in the notes to condensed consolidated financial statements.) The $170,000 expense for the three months ended March 31, 2002 represents the excess of amounts previously accrued.

     Other general and administrative expense increased $322,000, or 48%, to $999,000 for the quarter ended March 31, 2003 from $677,000 for the quarter ended March 31, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased legal and professional fees and an overall increase in the operations of the Company.

     The net income from continuing operations of $457,000 for the quarter ended March 31, 2003 was an increase of approximately $744,000 from the net loss from continuing operations of $287,000 for the quarter ended March 31, 2002, as a result of the aforementioned items listed above.

     There was no loss from discontinued operations for the quarter ended March 31, 2003 as compared to a $200,832 loss for the quarter ended March 31, 2002. In August 2002 Management committed to a plan to discontinue the residential rehabilitation segment (see Note 10). All properties were sold at December 31, 2002.

Liquidity and Capital Resources

     At March 31, 2003, the Company's principal financing needs consisted of funding mortgage loan originations. To meet these needs, the Company relies on borrowings under warehouse lines of credit and cash flows from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 2003 was $25.4 million. The mortgage loans funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. In April 2003, the tangible net worth covenant was amended. In August 2002, the Company obtained a temporary increase in the credit line to $25 million, and in December, 2002 obtained a further temporary increase to $36.6 million through May 31, 2003. The balance outstanding on the IMPAC Line was $23.0 million on March 31, 2003 and $28.1 million on April 30, 2003.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the Provident Line was $2.4 million on March 31, 2003 and $3.4 million on April 30, 2003.

     The Company expects that the increased existing IMPAC Line and the Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line. However, no assurance can be made that the Company will be successful in securing an extension of the Impac Line increase and additional credit lines and other facilities.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $324,000 at March 31, 2003.

     Net cash provided by operations for the three months ended March 31, 2003 was $14.3 million, primarily due to a decrease in mortgage loans held for sale and investment of $14.0 million and net income of $457,000. The Company used the cash provided to decrease the borrowings under its warehouse lines of credit by $14.0 million.

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

     None.

Item 6.  Exhibits and Reports on Form 8-K

       Reports issued to Security Holders:
       (a) Reports on Form 8-K
              None.

       (b) The following exhibits are included in this report:

           Exhibit
           Number          Description
           -------         -----------

           3.1             Certificate of Incorporation

           3.2             Amendment to Certificate of Incorporation dated April
                           11, 2003 (1)

           3.3             By-Laws

           99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________________
             (1) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and incorporated herein by reference.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEVA FINANCIAL CORP.
                                        (Registrant)



                                        By: /s/ Keith S. Haffner
                                           ---------------------
                                           Keith S. Haffner
                                           President and Chief Executive Officer


                                        By: /s/ Stephen J. Mayer
                                           ---------------------
                                           Stephen J. Mayer
                                           Chief Financial Officer
                                          (Principal Accounting Officer)

Dated:  May 15, 2003

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

Date: May 15, 2003


                                         /s/ Keith S. Haffner
                                         ______________________________________
                                         Keith S. Haffner
                                         President and Chief Executive Officer

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


Date: May 15, 2003

                                                 /s/ Stephen J. Mayer
                                                 ____________________________
                                                 Stephen J. Mayer
                                                 Chief Financial Officer,
                                                 Executive Vice President and
                                                 Secretary