Form 10QSB
period 2003-06-30
GENEVA FINANCIAL CORP
filed 2003-08-18
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE EXCHANGE ACT.

                        For the transition period from _________ to _______

                         Commission File Number: 1-7614
                           ---------------------------

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

        ----------------------------------------------------------------
       (Former Name, Former Address, Former Fiscal Year, if Changed Since
                                Last Fiscal Year)

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 14, 2003: 3,907,000 shares.

                             GENEVA FINANCIAL CORP.


                                TABLE OF CONTENTS
                                                                         Page No

Part I - Financial Information

    Item 1.  Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Operations (Unaudited)
                Three Months Ended June 30, 2003 and 2002                      3
                Six Months Ended June 30, 2003 and 2002                        4

             Condensed Consolidated Balance Sheet
                June 30, 2003 (Unaudited)                                      5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended June 30, 2003 and 2002                        6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                    7-15

    Item 2. Management's Discussion and Analysis or Plan of Operation      16-20

    Item 3. Controls and Procedures                                           20

Part II -  Other Information

     Item 1. Legal Proceedings                                                21

     Item 2. Changes in Securities and Use of Proceeds                        21

     Item 3. Defaults Upon Senior Securities                                  21

     Item 4. Submission of Matters to a Vote of Security Holders              21

     Item 5. Other Information                                                21

     Item 6. Exhibits and Reports on Form 8-K                                 21

Signatures                                                                    22



                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          2003              2002
                                                                          ----              ----
Revenues:
Gains on sale of mortgage loans                                         $2,893,697     $1,902,988
Interest earned                                                            385,422        306,477
                                                                        ----------     ----------
    Total Revenues                                                       3,279,119      2,209,465
                                                                        ----------     ----------

Expenses:
Compensation and benefits                                                1,275,477        829,972
Interest expense                                                           352,979        205,800
Other general and administrative                                         1,161,073        682,825
                                                                        ----------     ----------
     Total Expenses                                                      2,789,529      1,718,597
                                                                        ----------     ----------


Income  from operations before income taxes                                489,590        490,868
Income taxes                                                                    --             --
                                                                        ----------     ----------
        Income from continuing operations                                 489,590        490,868
                                                                        ----------     ----------
Loss from Discontinued Operations                                               --       (131,756)
                                                                        ----------     ----------

              Net income                                                 $ 489,590    $   359,112
                                                                         =========    ===========

Earnings per share of common stock:
 Basic:

          Income from continuing operations                                  $0.13         $ 0.12
          Loss from discontinued operations                                     --          (0.03)
                                                                         ---------     ----------
              Net income                                                     $0.13         $ 0.09
                                                                         =========     ==========

Weighted average number of shares of common
  stock outstanding                                                      3,907,000      3,807,000
                                                                         =========     ==========
Diluted:
      Income from continuing operations                                      $0.12          $0.12
      Loss from discontinued operations                                         --          (0.03)
                                                                         ---------     ----------
              Net income                                                     $0.12          $0.09
                                                                         =========     ==========
Weighted average number of shares of common
 stock and common stock equivalents outstanding                          4,181,138      4,042,714
                                                                         =========     ==========


See accompanying notes to condensed consolidated financial statements.



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                         Six Months Ended June 30,
                                                                          2003              2002
                                                                          ----              ----
Revenues:
Gains on sale of mortgage loans                                         $5,403,787     $3,135,954
Interest earned                                                            889,772        570,654
                                                                        ----------     ----------
    Total Revenues                                                       6,293,559      3,706,608
                                                                        ----------     ----------

Expenses:
Compensation and benefits                                                2,473,276      1,575,274
Interest expense                                                           713,283        397,220
Expenses relating to closing Roslyn office (Note 8)                             --        170,308
Other general and administrative                                         2,160,341      1,359,463
                                                                        ----------     ----------
     Total Expenses                                                      5,346,900      3,502,265
                                                                        ----------     ----------

Income  from operations before income taxes                                946,659        204,343
Income taxes                                                                    --             --
                                                                        ----------     ----------
         Income from continuing operations                                 946,659        204,343
                                                                        ----------     ----------

Loss from Discontinued Operations                                               --       (332,588)
                                                                        ----------     ----------

              Net income (loss)                                         $  946,659     $ (128,245)
                                                                        ==========     ==========

Earnings per share of common stock:
  Basic:
       Income from continuing operations                                     $0.24         $ 0.05
       Loss from discontinued operations                                        --          (0.08)
                                                                        ----------     ----------
              Net income (loss)                                              $0.24         $(0.03)
                                                                        ==========     ===========

Weighted average number of shares of common
 stock outstanding                                                       3,907,000       3,842,912
                                                                        ==========     ===========
Diluted:
      Income from continuing operations                                      $0.23           $0.05
      Loss from discontinued operations                                         --           (0.08)
                                                                        ----------     -----------
              Net income (loss)                                              $0.23         $(0.03)
                                                                        ==========     ===========

Weighted average number of shares of common
  stock and common stock equivalents outstanding                         4,171,063      3,842,912
                                                                        ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet



                                                                     (Unaudited)
                                                                        June 30,
                                                                         2003
                                                                         ----

                                     Assets


Cash and cash equivalents                                          $  1,175,394
Mortgage loans held for sale, net                                    28,502,800
Mortgage loans held for investment, net                                 404,987
Accrued interest receivable                                             479,000
Other receivables, net                                                  809,090
Furniture, fixtures & equipment, net                                    549,658
Prepaid expenses and other assets                                       104,174
Deferred tax asset                                                    1,000,000
                                                                   ------------

Total assets                                                       $ 33,025,103
                                                                   ============


                      Liabilities and shareholders' equity

Liabilities
Notes payable-principally warehouse lines of credit                $ 27,409,320
Accrued expenses and other liabilities                                  461,396
                                                                   ------------
Total liabilities                                                    27,870,716
                                                                   ------------

Commitments and contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
    3,950,000 shares issued; 3,907,000 shares outstanding                39,500
Additional paid-in capital                                           11,066,538
Accumulated deficit                                                  (5,697,180)
Treasury stock, 43,000 shares, at cost                                 (254,471)
                                                                   ------------
Total  shareholders' equity                                           5,154,387
                                                                   ------------

Total liabilities and shareholders' equity                         $ 33,025,103
                                                                   ============

See accompanying notes to condensed consolidated financial statements



                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Six months ended June 30,
                                                                                 -------------------------
                                                                                  2003              2002
                                                                                  ----              ----
Cash flows from operating activities:
Net income (loss)                                                              $  946,659        $ (128,245)
    Loss from discontinued operations                                                  --           332,588
                                                                               ----------        ----------

    Income from continuing options                                                946,659           204,343

    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization                                                      47,493            90,037
        Common stock issued in settlement of litigation                                --            25,000
  Changes in operating assets and liabilities:
      Accrued interest and other receivables, net                                 (63,294)          (26,052)
      Mortgage loans held for sale and investment, net                         12,380,483          (175,380)
      Prepaid expenses and other assets                                            (4,828)             (104)
      Accrued expenses and other liabilities                                      (484,792         (289,564)
                                                                               -----------        ---------
Total adjustments                                                               11,875,062         (376,063)
                                                                               -----------        ---------

Net cash used in continuing operations                                          12,821,721         (171,720)

Net cash used in discontinued operations                                                --         (129,629)
                                                                               -----------        ---------
Net cash provided by (used in) operating activities                             12,821,721         (301,349)
                                                                               -----------        ---------
Cash flows from investing activities:
         Purchase of furniture, fixtures and equipment                           (106,820)               --
                                                                               -----------        ---------
Cash flows from financing activities:
        Net (decrease) increase in notes payable-principally warehouse
           lines of credit                                                     (12,474,771)          216,712
                                                                               ------------       -----------

Net increase (decrease) in cash and cash equivalents                               240,130           (84,637)

Cash and cash equivalents - beginning                                              935,264           444,497
                                                                               -----------        -----------

Cash and cash equivalents - ending                                             $ 1,175,394        $  359,860
                                                                               ===========        ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
         Interest                                                              $   713,284        $   207,638
         Income taxes                                                          $    78,311        $        --


See accompanying notes to condensed consolidated financial statements

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.        Business

          Geneva Financial Corp. (the "Company"), formerly PMCC Financial Corp., a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp.) and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. On April 11, 2003, the Company changed its name to Geneva Financial Corp.

          Geneva is a mortgage banker conducting business in ten states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activity during the three and six months ended June 30, 2003 and 2002 is the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see
          Note 10). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

          The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2.        Basis of Presentation

          The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

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

          On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position or results of operations.

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



         The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:


                                Six Months Ended June 30,          Three Months Ended June 30,
                                ---------------------------------- ---------------------------
                                  2003              2002               2003               2002
                                  ----              ----               ----               ----
         Numerator:
          Net income (loss)     $  946,659        $ (128,245)        $  489,590          $ 359,112

         Denominator:
           Weighted average
            shares               3,907,000         3,842,912          3,907,000          3,807,000
                                ----------        ----------         ----------          ---------

         Effect of dilutive
          securities:
           Employee stock
            options                264,063                --            274,138            235,714
                                ----------       -----------         ----------          ---------

         Denominator for
          diluted earnings per
          share-adjusted
          weighted average
          shares after
          assumed
          conversions            4,171,063        3,842,912           4,181,138          4,042,714
                                ==========       ==========          ==========         ==========


6.        Stock Options and Similar Equity Instruments

          At June 30, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                 Six Months Ended June 30,        Three Months Ended June 30,
                                              -------------------------------- ------------------------------
                                                  2003             2002            2003              2002
                                                  ----             ----            ----              ----
         Net Income (Loss) as
          Reported                            $946,659        $(128,245)         $489,590          $359,112

         Deduct:  Total stock-based
          employee compensation
          expense determined under
          fair value-based  method for
          all awards, net of related
          tax effect                             4,932           13,338             2,466             6,749
                                             ---------        ---------          --------          --------

         Pro Forma Net Income
          (Loss)                              $941,727        $(141,583)         $487,124          $352,363
                                             =========        =========          ========          ========

         Basic Net Income (Loss) Per
          Share as Reported                       $.24            $(.03)             $.13              $.09
                                             =========        =========          ========          ========

         Basic Pro Forma Net Income
          (Loss) Per Share                        $.24            $(.04)             $.12              $.09
                                             =========        =========          ========          ========

         Diluted Net Income (Loss)
          Per Share as Reported                   $.23            $(.03)             $.12              $.09
                                             =========        =========          ========          ========

         Diluted Pro Forma Net
          Income (Loss) Per Share                 $.23            $(.04)             $.12              $.09
                                             =========        =========          ========          ========

          There were no  options  granted  during the three or six months  ended
          June 30, 2003. The fair value of options at date of grant in 2002 was estimated using the Black-Sholes fair value based method with the following weighted average assumptions:

                                                                                                     2002
                                                                                                     ----
         Expected Life (Years)                                                                          5
         Interest Rate                                                                               4.75%
         Annual Rate of Dividends                                                                       0%
         Volatility                                                                                   282%


          The weighted average fair value of options at date of grant using the fair value based method during 2002 is estimated at $.10.

          In June 2003, the Board of Directors approved the adoption of the 2003 Equity Participation Plan (the "Plan"). The Company reserved one million shares of common stock that may be issued under the Plan. The Plan is currently pending shareholder approval.

7.        Notes Payable

          At June 30, 2003 and 2002, substantially all of the mortgage loans held for sale and investment were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans are sold.

          On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million, and amended a financial covenant. The agreement also provides that if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. The Provident Line increase has not been granted as of August 14, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. The balance outstanding on this line at June 30, 2003 was approximately $23.2 million.

          On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at June 30, 2003 was approximately $3.7 million.

          In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $296,000 at June 30, 2003.

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

          The Company enters into cash flow hedges in the form of Mortgage Backed Securities ("MBS") or treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these MBS and treasury contracts, the Company enters into commitments to purchase MBS at various rates and time frames, and five and ten year U.S. Treasury Notes, with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At June 30, 2003, the Company had commitments to purchase $3 million of MBS. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended June 30, 2003 was not material to the financial statements of the Company.

          In the normal course of its mortgage banking activities, the Company enters into commitments to sell the mortgage loans that it originates. The Company commits to sell the loans at specified prices in future periods, generally 30 days from date of commitment directly to permanent investors. Market risk is associated with these financial instruments, which results from movements in interest rates, and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loans and the price guaranteed in the commitment.

          The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in Florida and the New York Metropolitan area.

          The Company currently finances its mortgage banking operations with two warehouse facilities (the IMPAC Line and Provident Line - see Note
          7). These lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facilities without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

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

          The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC". The landlord was awarded a summary judgment in December 2001 by the court. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's common stock, which was valued at $25,000. The Company incurred an additional expense beyond what was previously accrued of approximately $170,000, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the six months ended June 30, 2002.

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



          Operating results of the residential rehabilitation property segment was as follows:


                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                              2003                  2002
                                                              ----                  ----

          Sales of residential rehabilitation properties    $   --             $  85,049
                                                            ======             =========

          Loss from discontinued operations                 $   --             $(131,756)
                                                            ======             =========

                                                               Six months Ended June 30,
                                                               -------------------------
                                                              2003                  2002
                                                              ----                  ----

          Sales of residential rehabilitation properties    $   --              $174,260
                                                            ======             =========

          Loss from discontinued operations                 $   --             $(332,588)
                                                            ======             =========


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

          The Company originates mortgage loans in two sales channels, retail and wholesale. During the three and six months ended June 30, 2003, approximately 57% of the Company's mortgage originations were derived from the retail sales channel and approximately 43% from the wholesale channel.

          During the three and six months ended June 30, 2002 11% and 32%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 89% and 68%, respectively, from the wholesale sales channel.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information contained in this Quarterly Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Quarterly Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

o the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates;
o the strength of various segments of the economy and demographics of our lending markets;
o    the direction of interest rates;
o    the relationship between mortgage interest rates and cost of funds;
o    federal and state regulation of the our mortgage banking operations;
o    competition within the mortgage banking industry;
o our management of cash flow and efforts to modify its prior growth strategy, and
o    efforts to improve quality control.

We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise.

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                         2003               2002
                                                         ----               ----

Gains on sales of mortgage loans                    $2,893,697        $1,902,988
Interest earned                                        385,422           306,477
                                                    ----------        ----------
Total revenues                                      $3,279,119        $2,209,465
                                                    ==========        ==========

Gains on sales of mortgage loans increased $991,000, or 52%, to $2.9 million for the quarter ended June 30, 2003 from $1.9 million for the quarter ended June 30, 2002. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $105 million and $73.7 million for the quarters ended June 30, 2003 and 2002, respectively. This 42% increase was primarily the result of the increase in retail loan sales to $59 million for the quarter ended June 30, 2003 from $23.3 million for the quarter ended June 30, 2002 as well as a decrease in wholesale loan originations to $46 million for the quarter ended June 30, 2003 from $50.5 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2003, approximately 56% of the Company's mortgage originations were derived from its retail mortgage operations compared to 32% for the quarter ended June 30, 2002.

Interest earned increased $79,000, or 26%, to $385,000 for the quarter ended June 30, 2003 from $306,000 for the quarter ended June 30, 2002. This increase was primarily due to higher mortgage originations for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 creating higher warehouse balances, partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                         Quarters Ended June 30,
                                                         -----------------------
                                                         2003               2002
                                                         ----               ----

Compensation and benefits                          $1,275,477         $  829,972
Interest expense                                      352,979            205,800
Other general and administrative                    1,161,073            682,825
                                                   ----------          ---------
Total expenses                                     $2,789,529         $1,718,597
                                                   ==========         ==========

Compensation and benefits increased $445,000, or 54%, to $1.3 million for the quarter ended June 30, 2003 from $830,000 for the quarter ended June 30, 2002. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume.

Interest expense increased $147,000, or 71%, to $353,000 for the quarter ended June 30, 2003 from $206,000 for the quarter ended June 30, 2002. This decrease was primarily attributable to a increase in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Other general and administrative expense increased $478,000, or 70%, to $1.2 million for the quarter ended June 30, 2003 from $683,000 for the quarter ended June 30, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased legal and professional fees and an overall increase in the operations of the Company.

Six months ended June 30, 2003 Compared to Six months ended June 30, 2002

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                      Six Months  Ended June 30,
                                                      --------------------------
                                                      2003                  2002
                                                      ----                  ----

Gains on sales of mortgage loans                   $ 5,403,787        $3,135,954
Interest earned                                        889,772           570,654
                                                   -----------        ----------
Total revenues                                     $ 6,293,559        $3,706,608
                                                   ===========        ==========

Gains on sales of mortgage loans increased approximately $2.3 million, or 72%, to $5.4 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $223 million and $136.4 million for the six months ended June 30, 2003 and 2002, respectively. This 63% increase was primarily the result of the increase in retail loan sales to $125.7 million for the six months ended June 30, 2003 from $52.8 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, approximately 56% of the Company's mortgage originations were derived from its retail mortgage operations compared to 39% for the six months ended June 30, 2002.

Interest earned increased $319,000, or 56%, to $890,000 for the six months ended June 30, 2003 from $571,000 for the six months ended June 30, 2002. This increase was primarily due to higher mortgage originations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 creating higher warehouse balances, partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Six Months Ended June 30,
                                                       2003                 2002
                                                       ----                 ----

Compensation and benefits                          $2,473,276         $1,575,274
Interest expense                                      713,283            397,220
Expenses relating to closing Roslyn office                 --            170,308
Other general and administrative                    2,160,341          1,359,463
                                                   ----------         ----------
Total expenses                                     $5,346,900         $3,502,265
                                                   ==========         ==========

Compensation and benefits increased $898,000, or 57%, to $2.4 million for the six months ended June 30, 2003 from $1.6 million for the six months ended June 30, 2002. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume.

Interest expense increased $316,000, or 80%, to $713,000 for the six months ended June 30, 2003 from $397,000 for the six months ended June 30, 2002. This increase was primarily attributable to a increase in borrowing rates at the Company's warehouse facility partially offset by increased mortgage originations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Expenses relating to closing the Roslyn office decreased $170,000, or 100%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease which was settled in 2002, see Note 9, to the condensed consolidated financial statements.

Other general and administrative expense increased $800,000, or 59%, to $2.2 million for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased professional and legal fees and an overall increase in the operations of the Company.

Liquidity and Capital Resources

At June 30, 2003 the Company's principal financing needs consist of funding mortgage loan originations. To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at June 30, 2003 was approximately $26.9 million. The mortgage loans funded with the proceeds from such borrowings secure the warehouse lines of credit.

On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with the IMPAC Line, which increased the credit line to $40 million and amended a financial covenant. The agreement also provides that if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. The Provident Line increase has not been granted as of August 14, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. The balance outstanding on this line at June 30, 2003 was approximately $23.2 million.

On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at June 30, 2003 was approximately $3.7 million.

In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $296,000 at June 30, 2003.

The Company expects that the increased existing IMPAC Line and the Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities.

Net cash provided by operations for the six months ended June 30, 2003 was $12.8 million, primarily due to a decrease in mortgage loans held for sale and investment of $12.0 million and net income of $947,000. The Company used cash to decrease the borrowings under its warehouse lines of credit by $12.4 million.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluaution, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          None.

Item 6.  Exhibits and Reports on Form 8-K

         Reports issued to Security Holders:
         (a) Reports on Form 8-K
                None.

         (b) The following exhibits are included in this report:

             Exhibit
             Number            Description
             -------           -----------

             10.1 Letter dated July 29, 2003 from IMPAC Warehouse Lending Group to Geneva Mortgage Corporation, amending the PSA Agreement, Annex I, Sellers Warranty Agreement, Sellers Servicing Agreement and Custody Agreement.

             31 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENEVA FINANCIAL CORP.
                                       (Registrant)



                                       By: /s/ Keith S. Haffner
                                         ---------------------------------------
                                         Keith S. Haffner
                                         President, Chief Executive Officer and
                                         Financial Officer


Dated: August 14, 2003