Form 10QSB
period 2003-09-30
GENEVA FINANCIAL CORP
filed 2003-11-14
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT.

                       For the transition period from to ______ to ______

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

                                 (516) 255-1700
                (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------

       (Former Name, Former Address, Former Fiscal Year, if Changed Since
        Last Fiscal Report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter pierod that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.        Yes [X] No [ ]

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 13, 2003: 3,907,000 shares.

Transitional Small Business Disclosure Format (Check one)  Yes  [  ] No [X]

                             GENEVA FINANCIAL CORP.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                         Page No
                                                                         -------

Part I - Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended September 30, 2003 and 2002                3
              Nine Months Ended September 30, 2003 and 2002                 4

           Condensed Consolidated Balance Sheets
              September 30, 2003 (Unaudited)                                5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Nine Months Ended September 30, 2003 and 2002                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited) 7-15

  Item 2. Management's Discussion and Analysis or Plan of Operation        16-21

  Item 3. Controls and Procedures                                            21

Part II -  Other Information

  Item 1. Legal Proceedings                                                  22

  Item 2. Changes in Securities and Use of Proceeds                          22

  Item 3. Defaults Upon Senior Securities                                    22

  Item 4. Submission of Matters to a Vote of Security Holders                22

  Item 5. Other Information                                                  23

  Item 6. Exhibits and Reports on Form 8-K                                   23

Signatures                                                                   25

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                               Three Months Ended September  30,
                                                    2003                2002
                                                    ----                ----
Revenues:
Gains on sale of mortgage loans, net             $2,476,136         $2,757,410
Interest earned                                     493,983            457,138
                                                 ----------         ----------
   Total Revenues                                 2,970,119          3,214,548
                                                 ----------         ----------

Expenses:
Compensation and benefits                         1,396,315            939,528
Interest expense                                    459,626            293,708
Expenses relating to closing Roslyn office               --            106,000
Other general and administrative                  1,000,976            747,668
                                                 ----------         ----------
   Total Expenses                                 2,856,917          2,086,904
                                                 ----------         ----------


Income from operations before income taxes          113,202          1,127,644
Income tax benefit                                       --          1,000,000
                                                 ----------         ----------
       Net income                                $  113,202         $2,127,644
                                                 ==========         ==========

Earnings per share of common stock:
Basic:
       Net income                                     $0.03              $0.54
                                                      =====              =====

Weighted average number of shares of common       3,907,000          3,907,000
                                                 ==========         ==========
 stock outstanding

Diluted:
       Net income                                     $0.03              $0.51
                                                      =====              =====

Weighted average number of shares of common
 stock and common stock equivalents outstanding   4,155,226          4,153,043
                                                ===========         ==========


See accompanying notes to condensed consolidated financial statements.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                        2003           2002
                                                        ----           ----
Revenues:
Gains on sale of mortgage loans, net                $7,879,923       $5,893,364
Interest earned                                      1,383,755        1,027,792
                                                    ----------       ----------
   Total Revenues                                    9,263,678        6,921,156
                                                    ----------       ----------

Expenses:
Compensation and benefits                            3,869,591        2,514,802
Interest expense                                     1,172,909          690,928
Expenses relating to closing Roslyn office                  --          276,308
Other general and administrative                     3,161,317        2,107,131
                                                     ---------        ---------
  Total Expenses                                     8,203,817        5,589,169
                                                     ---------        ---------


Income  from operations before income taxes          1,059,861        1,331,987
Income tax benefit                                          --        1,000,000
                                                     ---------        ---------
        Income from continuing operations            1,059,861        2,331,987
                                                     ---------        ---------

Loss from disposal of discontinued operations               --         (332,588)
                                                     ---------        ---------

     Net income                                     $1,059,861       $1,999,399
                                                    ==========       ==========

Earnings per share of common stock:
 Basic:
     Income from continuing operations                   $0.27            $0.60
     Loss from discontinued operations                      --            (0.09)
                                                        ------            -----
      Net income                                         $0.27            $0.51
                                                        ======            =====

Weighted average number of shares of common
  stock outstanding                                  3,907,000        3,864,509
                                                   ===========       ==========

Diluted:
     Income from continuing operations                   $0.26            $0.57
     Loss from discontinued operations                      --            (0.08)
                                                        ------            -----
       Net income                                        $0.26            $0.49
                                                        ======            =====

Weighted average number of shares of common
 stock and common stock equivalents outstanding      4,148,180        4,086,032
                                                   ===========       ==========

See accompanying notes to condensed consolidated financial statements.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet

                                                                  (Unaudited)
                                                                   September 30,
                                                                      2003
                                                                      ----

Assets
Cash and cash equivalents                                         $  1,917,497
Mortgage loans held for sale, net                                   39,582,259
Mortgage loans held for investment, net                                183,987
Accrued interest receivable                                            503,000
Other receivables, net                                                 441,504
Furniture, fixtures & equipment, net                                   505,623
Prepaid expenses and other assets                                       64,680
Deferred tax asset                                                   1,000,000
                                                                  ------------

Total assets                                                      $ 44,198,550
                                                                  ============

Liabilities and shareholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                $38,432,193
Accrued expenses and other liabilities                                 561,582
                                                                   -----------

Total liabilities                                                   38,993,775
                                                                   -----------

Commitments and contingencies

Shareholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
    3,950,000 shares issued; 3,907,000 shares outstanding               39,500
Additional paid-in capital                                          11,066,538
Accumulated deficit                                                 (5,583,978)
Accumulated other comprehensive loss                                   (62,814)
Treasury stock, 43,000 shares, at cost                                (254,471)
                                                                   -----------
Total  shareholders' equity                                          5,204,775
                                                                   -----------

Total liabilities and shareholders' equity                         $44,198,550
                                                                   ===========


See accompanying notes to condensed consolidated financial statements.




                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine months ended September 30,
                                                                        2003              2002
                                                                        ----              ----
Cash flows from operating activities:
Net income                                                          $1,059,861       $ 1,999,399
Loss from discontinued operations                                           --           332,588
                                                                    ----------       -----------
Income from continuing operations                                    1,059,861         2,331,987
                                                                    ----------       -----------

  Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                   142,231           123,384
       Common stock issued in settlement of litigation                     --             25,000
  Changes in operating assets and liabilities:
      Deferred taxes                                                        --        (1,000,000)
      Accrued interest and other receivables                           280,292          (324,163)
      Mortgage loans held for sale and investment, net               1,522,024        (6,890,760)
      Prepaid expenses and other assets                                 34,666            23,991
      Accrued expenses and other liabilities                          (447,420)         (254,555)
                                                                    ----------       -----------

Total adjustments                                                    1,531,793        (8,297,103)

Net cash provided by (used in) continuing operations                 2,591,654        (5,965,116)

Net cash used in discontinued operations                                    --          (129,629)
                                                                    ----------       -----------

Net cash provided by (used in) operating activities                  2,591,654        (6,094,745)

Cash flows from investing activities:
         Purchase of computer equipment                               (157,523)         (114,519)
                                                                    ----------       -----------

Cash flows from financing activities:
     Net (decrease) increase in notes payable- principally warehouse
          lines of credit                                           (1,451,898)        6,528,454
                                                                   -----------       -----------

Net increase in cash and cash equivalents                              982,233           319,190

Cash and cash equivalents - beginning                                  935,264           444,497
                                                                   -----------       -----------

Cash and cash equivalents - ending                                 $ 1,917,497          $763,687
                                                                   ===========       ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Interest                                                $ 1,160,807          $249,935
                                                                   ===========       ===========
           Income taxes                                            $   150,961          $      0
                                                                   ===========       ===========

Non-cash item:
         Other comprehensive loss related to hedging activities    $    62,814          $      0
                                                                   ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

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

     Geneva is a mortgage banker conducting business in ten states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activity during the three and nine months ended September 30, 2003 and 2002 is the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis. Effective August 2002, management committed to a plan to discontinue the residential rehabilitation segment (see Note 10). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of financial condition and of income and expenses for the periods presented in the condensed consolidated statements of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

3.   Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the Provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position and results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31,

     2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all pubic entities must apply FIN 46 to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

4.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109.

5.   Earnings Per Share of Common Stock

     Basic earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.


The following table sets forth the components used in the computation of basic and diluted earnings per share:


                                Nine Months Ended September 30,     Three Months Ended September 30,
                                    2003              2002             2003               2002
                                    ----              ----             ----               ----
  Numerator:
   Net income                    $  1,059,861      $ 1,999,399         $ 113,202        $   2,127,644

  Denominator:
   Weighted average
   Shares                           3,907,000        3,864,509         3,907,000            3,907,000
                                  -----------       ----------        ----------           ----------

  Effect of dilutive
   securities:
  Employee stock
   Options                            241,180          221,523           248,226              246,043
                                  -----------     ------------        ----------           ----------

  Denominator for
   diluted earnings per
   share-adjusted
   weighted average
   shares after
   assumed
   conversions                      4,148,180        4,086,032         4,155,226            4,153,043
                                  ===========     ============        ==========           ==========


6.   Stock Options and Similar Equity Instruments

     At  September  30,  2003,   the  Company  had  two   stock-based   employee
     compensation  plans.  As  permitted  under SFAS No.  148,  "Accounting  for
     Stock-Based Compensation-Transition and Disclosure", which amended SFAS No.
     123, "Accounting for Stock-Based Compensation",  the Company has elected to continue  to  follow  the  intrinsic  value  method in  accounting  for its stock-based  employee  compensation  arrangement  as defined by  Accounting
     Principles  Board Opinion  ("APB") No. 25,  "Accounting for Stock Issued to
     Employees",  and related  interpretations  including  Financial  Accounting
     Standards Board Interpretation No. 44, "Accounting for Certain Transactions
     Involving  Stock   Compensation"  an  interpretation  of  APB  No.  25.  No
     stock-based  employee  compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the  underlying  common stock on the date of grant.  The following table  illustrates  the effect on net income and  earnings per share if the
     Company had applied the fair value  recognition  provisions of SFAS No. 123 to stock-based employee compensation.


                                    Nine Months Ended         Three Months Ended
                                      September 30,              September 30,
                                   ---------------------------------------------
                                    2003        2002          2003        2002
                                    ----        ----          ----        ----
 Net Income as Reported        $1,059,861    $1,999,399     $113,202  $2,127,644

 Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value-based  method for
  all awards, net of related
  tax effect                        6,904        19,002        2,301       5,181
                               ----------    ----------     --------  ----------

 Pro Forma Net Income          $1,052,957    $1,980,397     $110,901  $2,122,463
                               ==========    ==========     ========  ==========

 Basic Net Income Per
  Share as Reported                  $.27          $.51         $.03        $.54
                                     ====          ====         ====        ====

 Basic Pro Forma Net Income
  Per Share                          $.27          $.51         $.03        $.54
                                     ====          ====         ====        ====

 Diluted Net Income Per Share
  as Reported                        $.26          $.49         $.03        $.51
                                     ====          ====         ====        ====

 Diluted Pro Forma Net
  Income Per Share                   $.25          $.48         $.03        $.51
                                     ====          ====         ====        ====

There were no options granted during the three or nine months ended September 30, 2003. The fair value of options at date of grant in 2002 was estimated using the Black-Sholes fair value based method with the following weighted average assumptions:

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

In June 2003, the Board of Directors approved the adoption of the 2003 Equity Participation Plan (the "Plan"). The Company reserved one million shares of common stock that may be issued under the Plan. The Plan received shareholder approval in September 2003.

7.   Notes Payable

     At September 30, 2003 and 2002, substantially all of the mortgage loans held for sale and investment were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans are sold.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million, and amended a financial covenant. The agreement also provides that, if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. The Provident Line increase has not been granted as of November 5, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants. The balance outstanding on this line at September 30, 2003 was approximately $34.5 million.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time the loan is outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at September 30, 2003 was approximately $3.6 million.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $266,000 at September 30, 2003.

8.   Financial Instruments With Off-Balance Sheet Risk and Concentrations

     In the normal course of the Company's business there are various financial instruments, which are appropriately not recorded, in the financial statements. The Company's risk of accounting loss, due to the credit risks and market risks associated with these off-balance sheet instruments, varies with the type of financial instrument and principal amounts, and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities ("MBS") or treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these MBS and treasury contracts, the Company enters into commitments to purchase MBS at various rates and time frames, and five and ten year U.S. Treasury Notes, with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally three months in term. At September 30, 2003, the Company had commitments to purchase $3 million of MBS. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedge item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement.

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

     In 2001, Geneva was named one of the defendants in a lawsuit by one of Geneva's mortgage purchasers in an action entitled "Wells Fargo Funding, Inc. f/k/a Norwest Funding, Inc. v. Premiere Mortgage Corp. d/b/a PMC Mortgage Company v. Stewart Title Company". In October 2003, Geneva and Wells Fargo entered into a Settlement Agreement to settle this suit, whereby Geneva is obligated to pay to Wells Fargo a net total of approximately $1,082,700, subject to certain conditions. Pursuant to the Settlement Agreement, $393,000 has been paid to Wells Fargo, such amount having been furnished by Geneva's mortgage impairment insurance policy and Stewart Title. Subject to certain conditions, pursuant to the Settlement Agreement, Wells Fargo is obligated to transfer a certain real property to Geneva within 45 days following the execution of the Settlement Agreement. Subject to the foregoing, Geneva is obligated to pay Wells Fargo the amount of $460,000. Further, $200,000 plus interest at a rate of 3% per annum is payable to Wells Fargo by Geneva in 12 monthly installments and approximately $30,000 is payable within 45 days following the execution of the Settlement Agreement, with such amounts being expected to be collected from Geneva's Errors & Omissions policy.

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

     Operating results of the residential rehabilitation property segment was as follows:

                                                 Nine months Ended September 30,
                                                      2003             2002
                                                      ----             ----

     Sales of residential rehabilitation properties   $ --            $ 174,260
                                                      =======         =========

     Loss from discontinued operations                $ --            $(332,588)
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

     The Company  originates  mortgage loans in two sales  channels,  retail and wholesale. During the three and nine months ended September 30, 2003, approximately 64% and 59%, respectively of the Company's mortgage originations were derived from the retail sales channel and approximately 36% and 41%, respectively from the wholesale channel.

     During the three and nine months ended September 30, 2002 41% and 40%, respectively, of the Company's mortgage originations were derived from the retail sales channel and 59% and 60%, respectively, from the wholesale sales channel.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information contained in this Quarterly Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Quarterly Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

o the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates;
o the strength of various segments of the economy and demographics of our lending markets;
o    the direction of interest rates;
o    the relationship between mortgage interest rates and cost of funds;
o    federal and state regulation of our mortgage banking operations;
o    competition within the mortgage banking industry;
o our management of cash flow and efforts to modify its prior growth strategy, and
o    efforts to improve quality control.

We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002


Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                   Quarters Ended September 30,
                                                       2003           2002
                                                       ----           ----

Gains of sales of mortgage loans, net              $2,476,136     $2,757,410
Interest earned                                       493,983        457,138
                                                   ----------     ----------
Total revenues                                     $2,970,119     $3,214,548
                                                   ==========     ==========


Gains on sales of mortgage loans decreased $281,274, or 10%, to $2.5 million for the quarter ended September 30, 2003 from $2.8 million for the quarter ended September 30, 2002. This decrease was primarily due to a decrease in the per loan margin for loans sold into the secondary market. This was due primarily to the volatility in market rates of interest that occurred in the current quarter. Mortgage loan originations were $133.2 million and $85.2 million for the quarters ended September 30, 2003 and 2002, respectively. This 56% increase was primarily the result of the increase in retail loan sales to $85 million for the quarter ended September 30, 2003 from $34.7 million for the quarter ended September 30, 2002 as well as a decrease in wholesale loan originations to $48.2 million for the quarter ended September 30, 2003 from $50.5 million for the quarter ended September 30, 2002. For the quarter ended September 30, 2003, approximately 64% of the Company's mortgage originations were derived from its retail mortgage operations compared to 41% for the quarter ended September 30, 2002.

Interest earned increased $36,845, or 8%, to $494,000 for the quarter ended September 30, 2003 from $457,000 for the quarter ended September 30, 2002. This increase was primarily due to higher mortgage originations for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 creating higher warehouse balances, partially offset by lower mortgage interest rates.


Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                   Quarters Ended September 30,
                                                      2003                2002
                                                      ----                ----

Compensation and benefits                          $1,396,315       $  939,528
Interest expense                                      459,626          293,708
Expenses related to closing Roslyn office               -              106,000
Other general and administrative                    1,000,976          747,668
                                                   ----------       ----------
Total expenses                                     $2,856,917       $2,086,904
                                                   ==========       ==========

Compensation and benefits increased $456,787, or 49%, to $1.4 million for the quarter ended September 30, 2003 from $940,000 for the quarter ended September 30, 2002. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations. These costs are volume driven and increased due to the increase in retail loan originations.

Interest expense increased $165,918, or 56%, to $460,000 for the quarter ended September 30, 2003 from $293,000 for the quarter ended September 30, 2002. This increase was primarily attributable to an increase in borrowing rates at the Company's warehouse facility and increased mortgage originations for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Other general and administrative expense increased $253,307, or 34%, to $1.0 million for the quarter ended September 30, 2003 from $748,000 for the quarter ended September 30, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased legal and professional fees and an overall increase in the operations of the Company.


Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002

Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:


                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2003           2002
                                                   ----           ----


Gains of sales of mortgage loans, net           $7,879,923    $5,893,364
Interest earned                                  1,383,755     1,027,792
                                                ----------    ----------
Total revenues                                  $9,263,678    $6,921,156
                                                ==========    ==========

Gains on sales of mortgage loans increased $2.0 million, 34%, to $7.9 million for the nine months ended September 30, 2003 from $5.9 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in mortgage loan origination volume and an overall increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $356.4 million and $221.6 million for the nine months ended September 30, 2003 and 2002, respectively. This 61% increase was primarily the result of the increase in retail loan sales to $210.8 million for the nine months ended September 30, 2003 from $87.5 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, approximately 59% of the Company's mortgage originations were derived from its retail and internet mortgage operations compared to 40% for the nine months ended September 30, 2002.

Interest earned increased $355,963, or 35%, to $1.4 million for the nine months ended September 30, 2003 from $1.0 million for the nine months ended September 30, 2002. This increase was primarily due to higher mortgage originations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 creating higher warehouse balances partially offset by lower mortgage interest rates.

Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                Nine Months Ended September 30,
                                                  2003                 2002
                                                  ----                 ----

Compensation and benefits                        $3,869,591         $2,514,802
Interest expense                                  1,172,909            690,928
Expenses relating to closing Roslyn office           -                 276,308
Other general and administrative                  3,161,317          2,107,131
                                                 ----------         ----------
Total expenses                                   $8,203,817         $5,589,169
                                                 ==========         ==========

Compensation and benefits increased $1,354,789, or 54%, to $3.9 million for the nine months ended September 30, 2003 from $2.5 million for the nine months ended September 30, 2002. This increase was primarily due to increased sales salaries and commission, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume.

Interest expense increased $481,981, or 70%, to $1.2 million for the nine months ended September 30, 2003 from $691,000 for the nine months ended September 30, 2002. This increase was primarily attributable to a increase in borrowing rates at the Company's warehouse facility and increased mortgage originations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Expenses relating to closing the Roslyn office decreased $276,308, or 100%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the landlord sued the Company for full restitution under the original lease which was settled in 2002, see Note 9, to the condensed consolidated financial statements.

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

Other general and administrative expense increased $1,054,186, or 50%, to $3.2 million for the nine months ended September 30, 2003 from $2.1 million for the nine months ended September 30, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased accounting and audit fees, increased advertising expenses and an overall increase in the operations of the Company.

Liquidity and Capital Resources

     At September 30, 2003 the Company's principal financing needs consist of funding mortgage loan originations To meet these needs, the Company currently relies on borrowings under warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at September 30, 2003 was $38.1 million. The mortgage loans funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the"IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line provides a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable is variable based on the Prime Rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million and amended a financial covenant. The agreement also provides that if the Company does not obtain an increase it he Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. The Provident Line increase has not been granted as of November 5, 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line was $34.5 million on September 30, 2003.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line was $3.6 million on September 30, 2003.

     The Company expects that the increased existing IMPAC Line and the Provident Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $266,000 at September 30, 2003.

     Net cash provided by operations for the nine months ended September 30, 2003 was $2.6 million, primarily due to a decrease in mortgage loans held for sale and investment, decrease in receivables, offset by a decrease in accrued expenses and other liabilities. The Company used cash to decrease the borrowings under its warehouse lines of credit by approximately $1.5 million.


Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting each of them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION


Item 1. Legal Proceedings

     In 2001, Geneva was named one of the defendants in a lawsuit by one of Geneva's mortgage purchasers in an action entitled "Wells Fargo Funding, Inc. f/k/a Norwest Funding, Inc. v. Premiere Mortgage Corp. d/b/a PMC Mortgage Company v. Stewart Title Company". In October 2003, Geneva and Wells Fargo entered into a Settlement Agreement to settle this suit, whereby Geneva is obligated to pay to Wells Fargo a net total of approximately $1,082,700, subject to certain conditions. Pursuant to the Settlement Agreement, $393,000 has been paid to Wells Fargo, such amount having been furnished by Geneva's mortgage impairment insurance policy and Stewart Title. Subject to certain conditions, pursuant to the Settlement Agreement, Wells Fargo is obligated to transfer a certain real property to Geneva within 45 days following the execution of the Settlement Agreement. Subject to the foregoing, Geneva is obligated to pay Wells Fargo the amount of $460,000. Further, $200,000 plus interest at a rate of 3% per annum is payable to Wells Fargo by Geneva in 12 monthly installments and approximately $30,000 is payable within 45 days following the execution of the Settlement Agreement, with such amounts being expected to be collected from Geneva's Errors & Omissions policy.

See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on September 10, 2003. The following is a description of the matters voted upon at the meeting and a listing of the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, including a separate tabulation with respect to each nominee for director.

     1. (a) The following Class I directors were elected to two-year terms to expire at the 2005 Annual Meeting of Stockholders, or until their respective successors are elected and have qualified, subject, however, to their prior death, resignation, retirement, disqualification or removal from office.

                                                       Number of Shares
                                                       ----------------
                                                        For          Against
                                                        ---          -------

              Stanley Kreitman                       3,035,001        2,433
              Joel L. Gold                           3,035,001        2,433

          (b) The following Class II director was elected to three-year term to expire at the 2006 Annual Meeting of Stockholders, or until his successor is elected and has qualified, subject, however, to his prior death, resignation, retirement, disqualification or removal from office.

                                                       Number of Shares
                                                       ----------------
                                                        For          Against
                                                        ---          -------

              Keith S. Haffner                       3,035,001        2,433

     Warren R. Katz continues to serve as a Class III director of the Company and is to hold office until the 2004 Annual Meeting of Stockholders, or until his successor is elected and has qualified, subject, however, to his prior death, resignation, retirement, disqualification or removal from office.

          2. Approval of the Geneva Financial Corp. 2003 Equity Participation Plan.


                   For                          2,016,118
                   Against                         21,208
                   Abstain                          8,500
                   Broker Non-Vote                991,608

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

        (a) The following exhibits are included in this report:

           Exhibit
           Number            Description
           -------           -----------

            10.1    2003 Equity Participation Plan

            31.1    Rule  13a-14(a)/15d-14(a)-Certification  of Chief  Executive
                    Officer  as  adopted   pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act of 2002

            31.2    Rule  13a-14(a)/15d-14(a)-Certification  of Chief  Financial
                    Officer  as  adopted   pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K
                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENEVA FINANCIAL CORP.
                                        (Registrant)



                                        By: /s/ Keith S. Haffner
                                           ---------------------------------
                                           Keith S. Haffner
                                           President and Chief Executive Officer

                                        By: /s/ Noel Ratner
                                           ---------------------------------
                                           Noel Ratner
                                           Chief Financial Officer


Dated: November 14, 2003