Form 10KSB
period 2003-12-31
GENEVA FINANCIAL CORP
filed 2004-03-29
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission File Number: 1-7614

                             GENEVA FINANCIAL CORP.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                           11-3404072
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

               100 North Centre Avenue, Rockville Centre, NY 11570 (Address of principal executive offices) (Zip Code)

                                 (516) 255-1700
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $11,235,123

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,930,250 as of March 22, 2004.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,907,000 shares as of March 22, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Forward Looking Information

     Certain information contained in this Annual Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Annual Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

o the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates;
o the strength of various segments of the economy and demographics of our lending markets;
o    the direction of interest rates;
o    the relationship between mortgage interest rates and cost of funds;
o    federal and state regulation of our mortgage banking operations;
o    competition within the mortgage banking industry;
o our management of cash flow and efforts to modify its prior growth strategy, and
o    efforts to improve quality control

     We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements, whether from new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     The Company is a holding company that conducts all of its business through its wholly owned subsidiary, Geneva Mortgage Corp. ("Geneva") (formerly PMCC Mortgage Corp. ("PMCC")). On February 18, 1998, the shareholders of PMCC exchanged all of their outstanding common stock for shares of the Company, and the Company completed an initial public offering of new shares of common stock. On April 14, 2003, the Company changed its name to Geneva Financial Corp. Throughout this Annual Report on Form 10-KSB, the term "Company" refers to the Company and/or Geneva.

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

     In 2003 the Company's loan originations grew by $85 million, or 24%, to $430 million from $346 million in 2002. This increase was due to lower mortgage interest rates along with an expansion of the Company's retail and wholesale lending business. Retail loan originations were $244 million in 2003 compared to $157 million for 2002. This increase was due to the expansion of the retail area through the use of leads received through various Internet sources, including "LendingTree.com". Wholesale loan originations were $186 million for 2003 compared to $189 million in 2002. 57% of the Company's mortgage originations were derived from retail mortgage loans in 2003 compared to 45% for 2002. For its fiscal years ended December 31, 2003 and 2002, the Company had revenues from its mortgage banking activities of $11.2 million, and $10.1 million, respectively.

     The Company's wholesale division based in Florida originates mortgage loans through independent mortgage bankers and brokers, who submit applications to the Company on behalf of a borrower. The Company originates residential first mortgages on a retail basis primarily in New York and New Jersey by a staff of experienced retail loan officers who obtain customers through leads obtained utilizing the Internet and through referrals from local real estate agents, builders, accountants, financial planners and attorneys. For the year ended December 31, 2003, approximately 57% of the Company's mortgage originations were derived from its retail mortgage operations and approximately 43% were derived from its wholesale operations.

     The Company's revenues from mortgage banking activities are primarily generated from the premiums it receives on the sale of mortgage loans it originates, and from interest earned during the period the Company holds mortgage loans for sale. The Company's mortgage loans, together with servicing rights to these mortgages, are usually sold on a non-recourse basis to institutional investors, in most cases within approximately 15 to 45 days of the date of origination of the mortgage. In general, when the Company establishes an interest rate at the origination of a mortgage loan, it may contemporaneously lock in an interest yield to the institutional investor purchasing that loan from the Company or may combine similar mortgage products into bulk packages of typically from $3 to $12 million and put them out for bid to various institutional investors. By selling these mortgage loans at the time of or shortly following origination, the Company limits its exposure to interest rate fluctuations and credit risks, although selling bulk packages expands the risks as the interest rates are not locked in with the purchaser until the sale is made. To offset some of this risk, the Company typically hedges a portion of its unlocked loan rate pipeline by using future purchases and sales of Mortgage Backed Securities or Treasury Bills. Furthermore, by selling its mortgage loans on a "servicing-released" basis, i.e. selling the servicing rights to the mortgage along with the mortgage loan, the Company avoids the administrative and collection expenses of managing and servicing a loan portfolio and it avoids a risk of loss of anticipated future servicing revenue due to mortgage prepayments in a declining interest rate environment.

     The Company also had generated revenue by charging fees for short-term funding to independent real estate contractors ("rehab partners") for the purchase, rehabilitation and resale of vacant one-to-four family residences primarily located in New York City and Long Island, New York. In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this line at any time in the foreseeable future. This determination was based upon the fact that there were no rehabilitation properties purchased since early 2000 and the Company sold the properties on hand since then. Also, the Company does not have a warehouse line in place which may be used to purchase any new properties nor intends to pursue such a line. At December 31, 2002 the Company had no remaining properties.

Business Strategy

     During 2002 and 2001, the Company's management made the following changes to the operation of the Company: Changing the methodology whereby the Company prices and sells its loans so that generally a higher per loan gain is recognized than under the old methodology, and further reducing and consolidating operations as required. Certain expense reductions were made in the first six months of 2001 including reducing management salaries and consolidating the entire wholesale operations in the Florida office. This resulted in a reduction in the number of staff employees processing loans as well as other cost reductions. In May 2001, the Company was listed on "LendingTree.com" which provides additional leads to potential borrowers utilizing the Internet. In late 2001 and 2002, additional commission-only loan officers were hired in the retail and wholesale areas to increase the Company's volume of loan applications to take advantage of then current mortgage rates. Since August 2001, the Company has been selling certain loans on a bulk basis as well as on an individual flow basis. Based on pricing of these bulk sales, the Company can typically earn an additional 100-175 basis points (100 basis points equals one percent) on loans sold in this manner. The additional revenue created from selling loans on a bulk basis, a higher number of loan applications as a result of lower mortgage interest rates, added loan officers, and the
"lendingtree.com" business without adding any significant support staff, have resulted in profitable years in 2003 and 2002 after profitable third and fourth quarters of 2001.

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

o Maintain underwriting standards. The Company's underwriting process is designed to review and underwrite each prospective loan and to ensure that each loan can be sold to a third-party investor by conforming to its requirements. The Company employs four underwriters, with an average of eight years of relevant mortgage loan experience to ensure that all originated loans satisfy the Company's underwriting criteria. Each loan is reviewed and approved by an underwriter. The Company believes that its experienced underwriting staff provides it with the infrastructure required to manage and sustain the Company's origination volume while maintaining the quality of loans originated;

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

     Mortgages are also offered with a variety of combinations of interest rates and origination fees so that its customers may elect to "buy-down" the interest rate by paying higher points at the closing or pay a higher interest rate and reduce or eliminate points payable at closing. The Company's mortgage products are further tailored, i.e., are offered with varying down payment requirements, loan-to-value ratios and interest rates, to a borrower's profile based upon the borrower's particular credit classification and the borrower's willingness or ability to meet varying income documentation standards. The following are examples of income documentation standards: the full income documentation program, pursuant to which a prospective borrower's income is evaluated based on tax returns, W-2 forms and pay stubs; the stated income program, pursuant to which a prospective borrower's employment, rather than income, is verified; or the no ratio loan program, pursuant to which a prospective borrower's credit history and collateral values, rather than income or employment, are verified. These loan program variations give the Company the flexibility to extend mortgages to a wider range of borrowers.

     FHA/VA Mortgages. Until March 2001, the Company had been designated by the United States Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the Federal Housing Administration ("FHA"), and as an automatic endorser of loans partially guaranteed by the Veterans
Administration ("VA"), allowing the Company to offer so-called "FHA" or "VA" mortgages to qualified borrowers. In July 2003, the Company re-established its direct endorsements status for "FHA" loans but not "VA" loans. The Company does not intend to focus on the origination of "FHA" loans.

     The following table sets forth the Company's mortgage loan production volume by type of loan for each of the five years ended December 31, 2003.

                                                             Years Ended December 31,
                                                                 ($ in thousands)
                                 ----------------------------------------------------------------------------------

                                       1999             2000            2001             2002            2003
                                       ----             ----            ----             ----            ----
Conventional Loans:
  Volume                            $ 379,462       $ 191,312        $ 200,090       $ 345,685        $ 429,777
  Percentage of total volume           68%             92%             100%             100%            100%

FHA/VA Loans:
  Volume                            $167,153         $15,788            $ -             $ -             $  -
  Percentage of total volume           30%              8%              0 %             0 %              0 %

Sub-Prime Loans
  Volume                             $14,083            $-             $  -             $  -            $  -
  Percentage of total volume           2%               0%              0 %             0 %              0 %

Total Loans:
  Volume                            $560,698         $207,100        $200,090         $345,685        $429,777
  Number of Loans                     3,662           1,437            1,243           1,673            1,743
  Average Loan Size                   $153             $144            $161             $207            $247

Operations

     Markets. The Company currently solicits mortgage customers through 3 offices located in New York, New Jersey and Florida. The Company has mortgage banking licenses or authority to conduct business in 13 states. These offices allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources such as accountants, attorneys and financial planners.

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

Loan Funding and Borrowing Arrangements

     The Company funds its mortgage banking activities in large part through warehouse lines of credit. Its ability to continue to originate mortgage loans is dependent on continued access to capital on acceptable terms. The warehouse facilities require the Company to repay the amount it borrows to fund a loan generally within 30 to 90 days after the loan is closed or when the Company receives payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by the Company from the sale of its originated loans to institutional investors. Until the loan is sold to an investor and repayment of the loan is made under the warehouse lines, the warehouse line provides that the funded loan is pledged to secure the Company's outstanding borrowings. The warehouse lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires the Company to maintain minimum net worth and other financial ratios.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line originally provided a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest was originally based on the prime rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with

IMPAC, which increased the credit line to $40 million and amended a financial covenant. Additionally, it reduced the interest payable to the prime rate. The agreement also provided that if the Company did not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. Subsequently, IMPAC waived this condition and approved the increase. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on the IMPAC Line was $21.4 million on December 31, 2003.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The total amount outstanding on the Provident Line was $3.3 million at December 31, 2003.

     On November  10, 2003,  the Company  entered  into a Master  Mortgage  Loan
Purchase  Agreement  that  provides the Company with a warehouse  facility  (the
"Gateway Line") through Gateway Bank, F.S.B. ("Gateway"). The Gateway Line provides a committed warehouse line of credit up to $12 million for the Company's mortgage originations only. The Gateway Line is secured by the mortgage loans funded with proceeds of such borrowings. Interest is variable and payable based on the prime rate as published in the Federal Reserve Statistical Release H.15 (519) plus 1.50% with a minimum interest rate of 5.50%. The Gateway Line is renewed annually and may be terminated by written instruction by either party. The total amount outstanding on the Gateway Line was $812,200 at December 31, 2003.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was then Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock, and currently a consultant to the Company (and whose sole trustee is as of the date of this Annual Report Jennifer Friedman, Mr. Friedman's spouse). This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 10% per annum payable monthly. The note was secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 was $15,000. The note was paid in full in the first quarter of 2003.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the prime rate as designated by Signature Bank plus 1.50% (5.50% at December 31, 2003). The balance due on the note at December 31, 2003 was $236,833.

Sale of Loans

     The Company follows a strategy of selling all of its originated loans for cash to institutional investors, usually on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of substantially all of the Company's loan sales does not, however, entirely eliminate the Company's default risk since the Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to make its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process.

Quality Control

     The Company's quality control policies require an independent review of its mortgage originations. The Company outsources these reviews to a third party with expertise in performing such reviews. They review approximately 10% of all mortgage originations for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals. Quality control reports are submitted to senior management monthly.

Marketing and Sales

     The Company has developed numerous marketing programs at both the corporate and the branch office level. These programs include, among others, public relations, promotional materials customized for consumers and real estate professionals, collateral materials supporting particular product promotions, educational seminars, trade shows, and sponsoring or promoting other special events. The Company also conducts seminars in conjunction with other real estate professionals targeting potential home buyers. The Company is active with local boards of realtors, Better Business Bureaus and the Builders Association of America. All of the Company's loan representatives support these activities with personal contact.

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

Employees

     As of March 22, 2004, the Company has 57 employees, combined at all locations, substantially all of whom are employed full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 100 North Centre Avenue, Rockville Centre, NY 11570 where the Company occupies 4,333 square feet of office space under a lease that expires in July 2007 with an annual rent of $104,004.

     The Company occupies 3,350 square feet of office space in Union, New Jersey, under a lease that was renewed in January 2003 with an annual rent of $53,600. The lease expires in December 2007 and has options to renew for successive 5 year terms.

     The Company leases 3,500 square feet of office space in Deerfield Beach, Florida. In December 2002, the Company entered into a new lease agreement that expires in January 2008 which has annual rent of approximately $101,000. The Company also leases 1,000 square feet of office space in Coral Gables, Florida pursuant to a lease that expires on March 31, 2004 with annual rent of $22,728. This lease will not be renewed.

     See, "Item 1. Description of Business" for a discussion of the Company's investment policies with respect to investments in real estate mortgages.

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

     In 2001, Geneva was named one of the defendants in a lawsuit by one of Geneva's mortgage purchasers in an action entitled "Wells Fargo Funding, Inc. f/k/a Norwest Funding, Inc. v. Premiere Mortgage Corp. d/b/a PMC Mortgage Company v. Stewart Title Company". In October 2003, Geneva and Wells Fargo entered into a Settlement Agreement to settle this suit, whereby Geneva is obligated to pay to Wells Fargo a net total of approximately $1,082,700, subject to certain conditions. Pursuant to the Settlement Agreement, $393,000 has been paid to Wells Fargo, such amount having been furnished by Geneva's mortgage impairment insurance policy and Stewart Title. Subject to certain conditions, pursuant to the Settlement Agreement, Wells Fargo transferred certain real property to the Company and in December 2003 the Company sold the real property and paid Wells Fargo $460,000. Further, $200,000 plus interest at a rate of 3% per annum is payable to Wells Fargo by Geneva in 12 monthly installments that began in January 2004 and approximately $30,000 was paid in December 2003 following the execution of the Settlement Agreement, with such amounts expected to be collected from Geneva's Errors & Omissions policy.

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the Company's former landlord ("Roslyn, New York") sued the Company for full restitution under the original lease "LKM Expressway Plaza
v. PMCC". The landlord was awarded a summary judgment in December 2001 by the court. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's common stock, which was valued at $25,000. The Company incurred an additional expense beyond what was previously accrued of approximately $170,000, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the year ended December 31, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our stockholders during the last quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

     Prior to February 18, 1998, the date of the Company's initial public offering of its common stock (the "Common Stock"), there was no public market for the Common Stock. On January 4, 2001, after a lengthy review and appeal process, the Company's Common Stock was removed from listing and registration on the Amex. The Company's Common Stock is traded over-the-counter on the Pink Sheets under the symbol "GNVN". The delisting could have a material adverse effect upon the Company in a number of ways, including its ability to raise additional capital. In addition, the delisting could adversely affect the ability of broker-dealers to sell the Common Stock, and consequently may limit the public market for such stock and have a negative effect upon its trading price.

     The following table sets forth the closing high and low bid prices for the Company's Common Stock for the fiscal period indicated as reported in the Pink Sheets. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. The prices may not necessarily reflect actual transactions.

Year Ended 2002                       High                  Low
---------------                       ----                  ---
1st Quarter                          $0.55                 $0.05
2nd Quarter                          $0.75                 $0.45
3rd Quarter                          $0.85                 $0.45
4th Quarter                          $1.15                 $0.50

Year Ended 2003                       High                  Low
---------------                       ----                  ---
1st Quarter                          $1.00                 $0.59
2nd Quarter                          $2.50                 $0.50
3rd Quarter                          $2.05                 $0.75
4th Quarter                          $1.50                 $0.77

(b)  Holders

     As of March 22, 2004, the Company had approximately 44 stockholders of record.

(c) Dividend Policy

     To date, the Company has not paid a dividend on its Common Stock and is restricted to do so by covenants with its warehouse banks. The Company's ability to pay dividends in the future is dependent upon the Company's earnings, capital requirements and other factors. The Company currently intends to retain future earnings for use in the Company's business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information concerning the Company's equity compensation plans at December 31, 2003:

                                            Number of securities          Weighted average          Number of
                                         to be issued upon exercise      exercise price of          securities
                                           of outstanding options,      outstanding options,   remaining available
           Plan Category                     warrants and rights        warrants and rights    for future issuance
    ----------------------------------- ------------------------------ ----------------------- ---------------------

    Equity compensation plans
       approved by security holders                318,250                     $1.19                1,431,750
    Equity compensation plans not
       approved by security holders                      0                         0                        0
                                                   -------                      ----                ---------
    Total                                          318,250                     $1.19                1,431,750

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Years Ended December 31, 2003 and 2002
General

     The income from continuing operations of $0.7 million for the year ended December 31, 2003 was a decrease in profitability of $1.7 million from the income from continuing operations of $2.7 million for the year ended December 31, 2002.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                Years Ended December 31,
                                        --------------------- ------------------
                                              2003                  2002
                                              ----                  ----

Gains on sales of mortgage loans          $ 9,584,248            $ 8,381,936
Interest earned                             1,650,875              1,731,440
                                           ----------             ----------
Total revenues                            $11,235,123            $10,113,376
                                           ==========             ==========

     Gains on sales of mortgage loans increased $1.2 million, or 14%, to $9.6 million for the year ended December 31, 2003 from $8.4 million for the year ended December 31, 2002. This increase was primarily due to an increase in mortgage loan origination volume and an increase in the per loan margin for loans sold into the secondary market. Mortgage loan originations were $429.8 million and $345.7 million for the years ended December 31, 2003 and 2002, respectively. This 24% increase was primarily the result of the increase in retail loan sales to $244.5 million for the year ended December 31, 2003 from $156.5 million for the year ended December 31, 2002, partially offset by a decline in wholesale loan originations to $186.2 million for the year ended December 31, 2003 from $189.2 million for the year ended December 31, 2002. For the year ended December 31, 2003, approximately 57% of the Company's mortgage originations were derived from its retail and internet mortgage operations and approximately 43% from its wholesale operations.

     Interest earned decreased $80,565, or 5%, to $1.65 million for the year ended December 31, 2003 from $1.73 million for the year ended December 31, 2002. This decrease was primarily due to interest rate fluctuations for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                                       Years Ended December 31,
                                                              ---------------------- --------------------
                                                                      2003                  2002
                                                                      ----                  ----

Compensation and benefits                                          $ 5,008,552             $3,743,552
Interest expense                                                     1,528,270              1,148,559
Expenses relating to the closing of the Roslyn office                       --                276,308
Other general and administrative                                     4,056,151              3,222,250
                                                                    ----------              ---------
Total expenses                                                     $10,592,973             $8,390,669
                                                                    ==========              =========

     Compensation and benefits increased $1.3 million, or 34%, to $5.0 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002. This increase was primarily due to increased sales salaries and commissions, which are based substantially on mortgage loan originations and the increase in staff at the Company's New York and New Jersey locations to handle the increased retail loan origination volume.

     Interest expense increased $379,711, or 33%, to $1.5 million for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002. This increase was primarily attributable to increased mortgage originations for the year ended December 31, 2003 as compared to the year ended December 31, 2002, partially offset by a decrease in borrowing rates on the Company's warehouse facility.

     Expenses relating to the closing of the Roslyn office was $276,000 for the year ended December 31, 2002. The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001 the landlord sued the Company for full restitution under the original lease. In 2002, the Company settled the lawsuit (see Item 3 "Legal Proceedings"). Also in conjunction with this closing, the Company had returned various office equipment that was under long-term leases. In 2001, the lessor sued the Company for full restitution under the original leases. In 2002, the Company settled the lawsuit (see Item 3 "Legal Proceedings"). The $276,000 expense in the year ended December 31, 2002 represents the cost of settling the two lawsuits in excess of amounts previously accrued.

     Other general and administrative expense increased $833,901, or 26%, to $4.1 million for the year ended December 31, 2003 from $3.2 million for the year ended December 31, 2002. This increase was primarily due to increased expenses in connection with obtaining leads through the internet, increased insurance expense, increased accounting and legal fees and an overall increase in the operations of the Company.

     During the year ended December 31, 2002, the Company recorded an income tax benefit of $1,000,000. The income tax benefit was a result of the utilization of $940,000 of net operating loss carryforwards and a decrease in the deferred tax asset valuation allowance. The Company has a net operating loss carry forward at December 31, 2003 of $6.7 million for Federal purposes and $8.7 million for state purposes, and utilized approximately $241,000 of net operating loss carryforwards during 2003.

Liquidity and Capital Resources

     The Company's principal financing needs consist of funding mortgage loan originations. To meet these needs, the Company currently relies on cash flows from operations, borrowings under its warehouse facilities. The amount of outstanding borrowings under the warehouse facilities at December 31, 2003 and 2002 was $25.5 million and $39.5 million, respectively. The warehouse facilities are secured by the mortgage loans funded with the proceeds of such borrowings.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line originally provided a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest payable was originally based on the prime rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million and amended a financial covenant. Additionally, it reduced the interest payable to the prime rate. The agreement also provides that if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. The Provident Line increase has not been granted and IMPAC subsequently waived this requirement. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The total amount outstanding on the IMPAC Line at December 31, 2003 and 2002 was $21.4 million and $35.2 million, respectively.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at December 31, 2003 and 2002 was $3.3 million and $4.1 million, respectively.

     On November  10, 2003,  the Company  entered  into a Master  Mortgage  Loan
Purchase  Agreement  that  provides the Company with a warehouse  facility  (the
"Gateway Line") through Gateway Bank, F.S.B. ("Gateway"). The Gateway Line provides a committed warehouse line of credit up to $10 million for the Company's mortgage originations only. The Gateway Line is secured by the mortgages funded with proceeds of such borrowings. Interest is variable and payable based on the prime rate as published in the Federal Reserve Statistical Release plus 1.50% with a minimum interest rate of 5.50%. The Gateway Line is renewed annually and may be terminated by written instruction by either party. The total amount outstanding on the Gateway Line was $812,200 at December 31, 2003.

     The Company expects that the increased existing IMPAC Line, the Provident Line, and the Gateway Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities as well as a permanent increase in the IMPAC line.

     In November 2002, the Company entered into an installment loan with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the prime rate as designated by Signature Bank plus 1.50% (5.50% at December 31, 2003).

     The Company typically sells its loans to various institutional investors. The terms of these purchase arrangements vary according to each investor's purchasing requirements; however, the Company believes that the loss of any one or group of such investors would not have a material adverse effect on the Company.

     Net cash provided by operations for the year ended December 31, 2003, was $14.9 million, primarily due to a decrease in mortgage loans held for sale and investment. This was partially offset by a decline in accrued expenses and other liabilities.

     The Company's existing capital resources, including the funds from its expanded committed warehouse facilities with IMPAC along with Provident and Gateway, and cash flows from its operations, are expected to be sufficient to fund its current mortgage banking operation during 2004.

Recent Accounting Pronouncements

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 in the first quarter of 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, as amended in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in the Company's internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of the Company are as follows:

     Name                Age                  Position
--------------------------------------------------------------------------------
Keith S. Haffner         56      President & Chief Executive Officer, Director
Stanley Kreitman         72      Chairman of the Board of Directors
Noel Ratner              44      Chief Financial Officer
Joel L. Gold             62      Director
Warren Katz              74      Director

     Keith S. Haffner has been President and Chief Executive Officer and a Director of the Company since November 15, 2001 and Executive Vice President from October 1, 2001 through November 15, 2001. He served as interim Chief Executive Officer of the Company from December 29, 1999 through September 18, 2000, and previously an Executive Vice President of the Company beginning in 1996. Mr. Haffner had been a Director of the Company from September 7, 1999 until July 28, 2000. From 1994 through 1995, Mr. Haffner was Executive Vice President of Exchange Mortgage Corp. From 1986 through 1994, Mr. Haffner was Senior Vice President of Mortgage Production Administration at MidCoast Mortgage Corp. Prior to 1986, Mr. Haffner was employed at various positions with the Mortgage Bankers Association of America, the Department of Housing and Urban Development and the Federal National Mortgage Association (FNMA). Mr. Haffner received his B.A. in Political Science in 1969 and a Masters in Public Administration in Urban Studies and Real Estate Finance in 1972 from American University.

     Stanley Kreitman has been the Chairman of the Board of Directors since December 29, 1999 and a Director of the Company since February 23, 1998. Mr. Kreitman is a member of the Audit and Compensation Committees of the Board of Directors. Since March 1994, Mr. Kreitman has been Vice Chairman of Manhattan Associates, a merchant banking firm. From September 1975 through February 1994, Mr. Kreitman was President of United States Bancnote Corporation. Mr. Kreitman is Chairman of the Board of Trustees of New York Institute of Technology and he is currently a member of the Board of Directors of Medallion Funding Corp., Century Bank, CCA Industries, Inc. and KWI, Inc.

     Noel  Ratner  has been the Chief  Financial  Officer of the  Company  since
September 2003. From July 2002 to September 2003, Mr. Ratner served as Controller at Shaw, Licitra, Esernio, Schwartz & Pfluger, P.C. From January 1998 to June 2002, Mr. Ratner served as Vice President, Director of Data Analysis at Dime Savings Bank of New York overseeing the financial analysis function. From 1994 to 1998, Mr. Ratner was at Rabobank Nederland as Assistant Vice President overseeing financial reporting and accounting operations. Prior to 1994, Mr. Ratner was employed at various positions within the banking sector at Dai-Ichi Kangyo Bank, Citibank, Bankers Trust and Chemical Bank. Mr. Ratner received his BA in Accounting from Queens College and an MBA in Finance from St. John's University.

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

     There are no family relationships among any of our executive officers and directors. The Company's Board of Directors is currently divided into three classes. Each class of directors is elected for a three-year term. Class I and Class II Directors will serve until the Company's Annual Meeting of Stockholders to be held in 2005 and 2006, respectively, or until their respective successors are elected and have qualified, subject, however, to their prior death, resignation, retirement, disqualification or removal from office. Joel L. Gold and Stanley Kreitman currently serve as Class I Directors, Keith S. Haffner currently serves as a Class II Director, and Warren R. Katz served as a Class II Director until June 6, 2003 when he became a Class III Director due to a reapportionment of the members of our Board of Directors as more fully described below.

     Effective June 6, 2003, Stephen J. Mayer resigned as a Class III Director. As a result, the Board of Directors resolved that it was in the Company's best interests to reduce the size of the Board of Directors by one member and reapportion the current Class I and Class II Directors in accordance with the provisions of Article 8, Section A-1 of the Company's Certificate of Incorporation, which provides in part:

          "If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly as equal as possible ..."

          "Any director elected to fill a vacancy not resulting from an increase in the number of directors shall have the same remaining term as that of his predecessor."

     As a result of the reapportionment, the Board of Directors unanimously resolved that Warren R. Katz shall no longer be considered a Class II Director and shall be deemed a Class III Director to fill the vacancy created by Mr. Mayer's resignation, to hold office until our Annual Meeting of Stockholders in 2004, subject, however, to his prior death, resignation, retirement, disqualification or removal from office.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons", including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom the Company knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2003. To the Company's knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended December 31, 2003, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

     The Company's Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from our Code of Ethics by posting such information on our website, www.genevamtg.com.

Audit Committee Financial Expert

     The Company's Board of Directors has determined that the Audit Committee of the Board does not have an "audit committee financial expert," as that is defined in Item 401(e)(2) of Regulation S-B. We are currently seeking to obtain the services of an individual who would serve on our Board and Audit Committee and who would be an "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation during the fiscal years indicated to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the last fiscal year (the "named executive officers"):

                           Summary Compensation Table
------------------------------- -------------------------------------- ------------------------------------------
                                                                                       Long Term
                                                                                     Compensation
                                                                       ------------------------------------------
                                                                             Awards
                                         Annual Compensation           -----------------         All Other Annual
   Name and Principal           ---------- -------------- ------------     Common Stock            Other Annual
        Position                  Year        Salary         Bonus      Underlying Options         Compensation
------------------------------- ---------- -------------- ------------ ----------------------- ------------------

Keith S. Haffner (1)              2003        $ 203,308      $ 20,000           -                       -
  President, Chief Executive      2002        $ 149,034      $ 25,000          20,000                   -
  Officer, Director               2001       $   29,296          -              -                       -
------------------------------- ---------- -------------- ------------ ----------------------- ------------------

--------------------------------------------------------------------------------
(1) Mr. Haffner's employment as interim CEO with the Company was terminated in September 2000. Mr. Haffner was re-hired as Executive Vice President on October 1, 2001 and became President, Chief Executive Officer and a Director of the Company on November 15, 2001.

Option Grants in Last Fiscal Year

     There were no individual grants of stock options during the fiscal year ended December 31, 2003.

     Aggregated Option Exercises in Fiscal Year Ended December 31, 2003 and
                          Fiscal Year End Option Values
------------------- ------------------ ------------- ------------------------------- -------------------------------
                                                          Number of Securities            Value of Unexercised
                         Number of                       Underlying Unexercised           In-The-Money-Options
                          Shares                       Options at Fiscal Year-End          At Fiscal Year-End
                          Acquired         Value     ------------------------------- -------------------------------
         Name            on Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------- ------------------ ------------- ------------- ----------------- ------------- -----------------

Keith Haffner                -               -           13,333         6,667            10,266        -
------------------- ------------------ ------------- ------------- ----------------- ------------- -----------------

Director Compensation

     Directors who are salaried employees of the Company receive no compensation, as such, for services as members of the Board. Mr. Kreitman receives $10,000 per month for service as Chairman of the Board. Messrs. Gold and Katz each receive $1,000 for each meeting attended. In January 2002, the Company issued options to purchase 300,000 shares of the Company's Common Stock at $0.125 to the Board, a price 10% higher than the then market value of the stock. The options were granted as follows: Mr. Kreitman - 200,000 options; Mr. Gold - 50,000 options; Mr. Haffner - 20,000 options; Mr. Mayer - 20,000 options; and Mr. Katz - 10,000 options. The options vest one-third annually over a three-year period and expire 10 years from the date of the grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership as of March 22, 2004 of the Common Stock of (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding Common Stock of the Company; (ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company as a group.


                                                           Amount and Nature of                   Approximate Percent
    Name and Address of Beneficial Owner                   Beneficial Ownership (1)                  of Class
----------------------------------------------- ------------------------------------------------ -----------------------------------
Stanley Kreitman (4)                                        1,313,333                                 32.47%
c/o Geneva Financial Corp
    100 North Centre Avenue
    Rockville Centre, NY 11570

Robert Friedman (2) (3)                                       375,976                                  9.62%
    19536 Planters Point Drive
    Boca Raton, FL 33434

The Ronald Friedman 1997 Grantor
Retained Annuity Trust (2)                                    362,678                                  9.28%
c/o Jennifer Friedman - Trustee
    240 Cedar Drive
    Hewlett Bay Park, NY 11557

Internet Business's International, Inc. (2)                   269,230                                  6.89%
    3900 Birch Street, Suite 103
    Newport Beach, CA 92660

Joel L. Gold (5)                                               38,333                                   *
c/o Berry-Shino Securities, Inc.
    425 Park Avenue,
    New York, NY 10022

Keith Haffner (6)                                              13,333                                   *
c/o Geneva Financial Corp
    100 North Centre Avenue
    Rockville Centre, NY 11570

Warren Katz (7)                                                 7,667                                   *
c/o Geneva Financial Corp
    100 North Centre Avenue
    Rockville Centre, NY 11570

All Directors and executive officers as group               1,372,667                                 33.44%
   (4 Persons)
---------------

*    Less than 1% of outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 22, 2004 upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person, (but not those held by any other person), and that are currently exercisable or are exercisable within sixty (60) days from March 22, 2004 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Effective July 28, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") agreed to purchase the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company then outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for rescission of the purchase of the Company stock and return of the moneys expended. On August 16, 2001 the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. A settlement in principle has been reached, in which all parties agreed to terminate the action. The Company expects a formal settlement agreement to be executed in the future. Under the contemplated agreement among other things, if IBUI decides to sell its shares of Common Stock of the Company, it must obtain the consent of the Company prior to such sale. However, no assurance can be made that the formal settlement agreement will be consummated due to, among other things, the possibility that the parties may not agree on certain terms. At March 22, 2004, the transfer agent has indicated that IBUI owns 269,230 shares of the Company's stock.

(3) Excludes an aggregate of 145,000 shares owned by Robert Friedman's adult daughter Suzanne Gordon, to which he disclaims beneficial ownership.

(4) Includes shares underlying options issued in 1998 to purchase 5,000 shares of the Company's Common Stock and options issued in 2002 to purchase 133,333 shares of the Company's Common Stock.

(5) Includes shares underlying options issued in 1998 to purchase 5,000 shares of the Company's Common Stock and options issued in 2002 to purchase 33,333 shares of the Company's Common Stock.

(6) Includes shares underlying options issued in 2002 to purchase 13,333 shares of the Company's Common Stock.

(7) Includes shares underlying options issued in 1998 to purchase 1,000 shares of the Company's Common Stock and options issued in 2002 to purchase 6,667 shares of the Company's Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 24, 2001, Geneva borrowed $63,125 from a trust whose sole trustee was then Ronald Friedman, then owner of approximately 44% of the Company's outstanding stock and as of March 31, 2004 owner of approximately 33% of the Company's outstanding stock, and currently a consultant to the Company (and whose sole trustee is, as of the date of this Annual Report, Jennifer Friedman, Mr. Friedman's spouse). This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owns. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The balance due on the note at December 31, 2001 was $40,000. The note was paid in full during the quarter ended September 30, 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 10% per annum payable monthly. The note was secured by certain receivables due to the Company. The Company repaid $50,000 in November 2001 and $25,000 in December 2001 and $10,000 in 2002. The balance due on the note at December 31, 2002 and 2001 was $15,000 and $25,000, respectively. The note was paid in full during the first quarter of 2003.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
       Number            Description

         3.1    --  Certificate of Incorporation (1)

         3.2    --  Amendment to  Certificate of  Incorporation  dated April 14,
                    2003 (2)

         3.3    --  By-Laws (1)

         4.1    --  Form of Common Stock Certificate (3)

         4.2    --  Form of Representative's Warrant (3)

         10.1   --  1997 Stock Option Plan (3)

         10.2   --  Qualified Stock Option Plan for Premier Mortgage Corp. dated
                    April 1, 1997 (3)

         10.3   --  2003 Equity Participation Plan (4)

         10.4   --  Form of Tax Indemnification Agreement (3)

         10.5   --  Form of Stockholders' Agreement (3)

         10.6   --  Master  Repurchase  Agreement,   dated  February  28,  2000,
                    between Impac Warehouse Lending Group,  Inc., PMCC Financial
                    Corporation and PMCC Mortgage Corporation.

         10.7   --  Servicing Addendum to the Master Repurchase Agreement, dated
                    February 28, 2000, between Impac Warehouse Lending Group, Inc., PMCC Financial Corporation and PMCC Mortgage Corporation.

         10.8   --  Seller's  Warranties  Agreement,  dated  February  28, 2000, between Impac Warehouse Lending Group, Inc., PMCC Financial Corporation and PMCC Mortgage Corporation.

         10.9   --  Custody  Agreement,  dated February 28, 2000,  between Impac
                    Warehouse Lending Group, Inc., PMCC Financial Corporation and PMCC Mortgage Corporation.

         10.10  --  Letter,  dated April 7, 2003, from Impac  Warehouse  Lending
                    Group, Inc. to Geneva Mortgage Corporation amending the Annex to the Master Repurchase Agreement dated February 28, 2000.

         10.11  --  Letter,  dated April 7, 2003, from Impac  Warehouse  Lending
                    Group, Inc. to Geneva Mortgage Corporation waiving certain covenants in the Master Repurchase Agreement dated February 28, 2000.

         10.12  --  Letter,  dated July 29,  2003 from Impac  Warehouse  Lending
                    Group, Inc. to Geneva Mortgage Corporation, amending the PSA Agreement, Annex I, Sellers Warranty Agreement, Sellers Servicing Agreement and Custody Agreement. (5)

         10.13  --  Warehouse  Loan and  Security  Agreement,  dated  August 29,
                    2002, between Geneva Mortgage Corporation and The Provident Bank.

         10.14  --  Servicing  Agreement,  dated August 29, 2002, between Geneva
                    Mortgage Corporation and the Provident Bank.

         10.15  --  Master Mortgage Loan Purchase Agreement,  dated November 10,
                    2003, between Gateway Bank and Geneva Mortgage Corporation.

         10.16  --  Junior  Lien  Addendum  to  Master  Mortgage  Loan  Purchase
                    Agreement, dated November 10, 2003, between Gateway Bank and Geneva Mortgage Corporation.

         14     --  Code of Ethics

         21     --  Subsidiary of Registrant

         31.1   --  Certification  of Chief Executive  Officer  Pursuant to Rule
                    13a-14 or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2   --  Certification  of Chief Financial  Officer  Pursuant to Rule
                    13a-14 or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32     --  Certification of Chief Executive Officer and Chief Financial
                    Officer  Pursuant  to 18 U.S.C.  Section  1350,  as  Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         __________________

          (1) Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

          (2) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

          (3)  Denotes   document   filed  as  an  exhibit   to  the   Company's
               Registration Statement on Form S-1 (File number: 333-38783).

          (4) Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

          (5) Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by Marcum & Kliegman, LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category                   Fiscal 2003 Fees         Fiscal 2002 Fees

Audit Fees(1)                    $  97,400                  $148,000
Audit-Related Fees                       -                         -
Tax Fees(2)                         24,300                    33,900
All Other Fees                           -                         -
                                  _________                 ________
Total Fees                        $121,700                  $181,900

________________________

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

(2) Tax Fees consist of the aggregate fees billed for professional services rendered by Marcum & Kliegman, LLP for tax compliance, tax advice, and tax planning. These fees related to the preparation of federal and state income tax returns.


     The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

                                                       GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                 (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)



                                                                                    CONTENTS
--------------------------------------------------------------------------------------------



                                                                                       Page
                                                                                       ----

INDEPENDENT AUDITORS' REPORT                                                             F-1


FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                                              F-2
  Consolidated Statements of Operations                                               F-3-F-4
  Consolidated Statements of Changes in Shareholders' Equity                              F-5
  Consolidated Statements of Cash Flows                                               F-6-F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           F-8-F-25


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Audit Committee of the Board of Directors and Stockholders of Geneva Financial Corp. and Subsidiary
(f/k/a PMCC Financial Corp. and Subsidiary)
Rockville Centre, New York


We have audited the accompanying consolidated balance sheet of Geneva Financial Corp. and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geneva Financial Corp. and Subsidiary as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Marcum & Kliegman LLP
March 3, 2004
Woodbury, New York

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2003
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    2003
                                                            -----------------

Cash and cash equivalents                                     $   1,491,387
Mortgage loans held for sale, net                                26,677,008
Mortgage loans held for investment, net                             132,987
Accrued interest receivable                                         438,946
Other receivables, net                                              935,737
Furniture, fixtures and equipment, net                              471,210
Prepaid expenses and other assets                                    83,345
Deferred taxes                                                    1,000,000
                                                                  ---------

       TOTAL ASSETS                                             $31,230,620
                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Notes payable - principally warehouse lines of credit         $25,735,504
  Accrued expenses and other liabilities                            645,238
                                                                    -------

       TOTAL LIABILITIES                                         26,380,742
                                                                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 3,950,000 shares issued
   and 3,907,000 shares outstanding                                  39,500
  Additional paid-in capital                                     11,066,538
  Accumulated deficit                                            (6,001,689)
  Treasury stock, 43,000 shares, at cost                           (254,471)
                  ------                                           --------

       TOTAL STOCKHOLDERS' EQUITY                                 4,849,878
                                                                  ---------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                  $31,230,620
                                                                ===========

                                                                               GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                                         (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------------------------------------------


                                                                                        2003               2002
                                                                               ------------------ ------------------
REVENUES
 Gains on sales of mortgage loans                                                  $  9,584,248        $ 8,381,936
 Interest earned                                                                      1,650,875          1,731,440
                                                                                      ---------          ---------

       TOTAL REVENUES                                                                11,235,123         10,113,376
                                                                                     ----------         ----------

EXPENSES
 Compensation and benefits                                                            5,008,552          3,743,552
 Interest expense                                                                     1,528,270          1,148,559
 Expenses relating to the closing of the Roslyn office                                       --            276,308
 Other general and administrative                                                     4,056,151          3,222,250
                                                                                      ---------          ---------

       TOTAL EXPENSES                                                                10,592,973          8,390,669
                                                                                     ----------          ---------

INCOME BEFORE INCOME TAX BENEFIT                                                        642,150          1,722,707

INCOME TAX BENEFIT                                                                           --          1,000,000
                                                                                        -------          ---------

       INCOME FROM CONTINUING
        OPERATIONS                                                                      642,150          2,722,707

Loss from discontinued operations                                                            --           (347,402)
                                                                                        -------           --------

       NET INCOME                                                                  $    642,150        $ 2,375,305
                                                                                   ============        ===========

                                                                               GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                                         (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

                                                                      For the Years Ended December 31, 2003 and 2002
---------------------------------------------------------------------------------------------------------------------


                                                                                          2003               2002
                                                                               ------------------ ------------------
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
 BASIC:
  Income from continuing operations                                               $       0.16        $      0.70
  Loss from discontinued operations                                                         --              (0.09)
                                                                                          ----              ------

  Net income                                                                      $       0.16        $      0.61
                                                                                          ====               =====
  Weighted average number of shares of common stock
    outstanding                                                                      3,907,000          3,875,219
                                                                                     =========          =========
 DILUTED:
  Income from continuing operations                                               $       0.15        $      0.66
  Loss from discontinued operations                                                         --              (0.08)
                                                                                          ----              ------

  Net income                                                                      $       0.15        $      0.58
                                                                                          ====               ====

  Weighted average number of shares of common stock
    and common stock equivalents outstanding                                         4,156,211          4,112,017
                                                                                     =========          =========

                                                                                         GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                                                   (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                For the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------


                                                 Common Stock      Additional                                        Total
                                          Outstanding                Paid-In       Accumulated     Treasury       Stockholders'
                                           Shares        Amount      Capital        (Deficit)        Stock           Equity
                                        -------------- ---------- --------------  -------------- -------------    --------------

Balance - January 1, 2002                  3,807,000    $38,500    $11,042,538     $(9,019,144)    $(254,471)      $1,807,423

Net income                                        --         --             --       2,375,305            --        2,375,305
Common stock issued for settlement of
 litigation                                  100,000      1,000         24,000               -            --           25,000
                                           ---------     ------     ----------       ---------      ---------      ----------

Balance - December 31, 2002                3,907,000     39,500     11,066,538      (6,643,839)     (254,471)       4,207,728

Net income                                        --         --             --         642,150            --          642,150
                                           ---------    -------    -----------     -----------     ---------       ----------
Balance -  December 31, 2003               3,907,000    $39,500    $11,066,538     $(6,001,689)    $(254,471)      $4,849,878
                                           =========    =======    ===========     ===========     =========       ==========



                                                                              GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                                        (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------


                                                                                        2003                2002
                                                                             ------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                        $   642,150       $   2,375,305
 Loss from discontinued operations                                                         --              347,402
                                                                                   -----------       -------------
 Income from continuing operations                                                     642,150           2,722,707
                                                                                   -----------       -------------
  Adjustments to reconcile income from continuing
   operations to net cash provided by (used in) operating
   activities:
     Common stock issued for settlement of litigation                                       --              25,000
     Depreciation                                                                      187,971             178,824
  Changes in operating assets and liabilities
     Mortgage loans held for sale and investment, net                               14,478,275         (26,395,133)
     Accrued interest receivable                                                       102,054            (421,000)
     Other receivables, net                                                           (251,941)            (36,425)
     Prepaid expenses and other assets                                                  16,001              13,287
     Deferred taxes                                                                         --          (1,000,000)
     Accrued expenses and other liabilities                                           (300,950)           (139,486)
                                                                                   -----------        -------------
       TOTAL ADJUSTMENTS                                                            14,231,410         (27,774,933)

       NET CASH PROVIDED BY (USED IN)
         CONTINUING OPERATIONS                                                      14,873,560         (25,052,226)

       NET CASH PROVIDED BY DISCONTINUED
         OPERATIONS                                                                         --              82,612
                                                                                   -----------         ------------
       NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                                 14,873,560         (24,969,614)
                                                                                   -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                   $  (168,850)      $    (348,628)
                                                                                ==============       =============

                                                                             GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                                                       (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                                    For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------------------------------------------


                                                                                   2003                2002
                                                                           --------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in notes payable-
   principally warehouse lines of credit                                       $(14,133,587)         $25,934,009
  Repayment of notes payable - related party                                        (15,000)            (125,000)
                                                                               ------------          ------------
       NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                                                    (14,148,587)          25,809,009

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                                           556,123              490,767

CASH AND CASH EQUIVALENTS - Beginning                                               935,264              444,497
                                                                               ------------          -----------
CASH AND CASH EQUIVALENTS - Ending                                             $  1,491,387          $   935,264
                                                                               ============          ===========

SUPPLEMENTAL INFORMATION
 Cash paid during the year for:
  Interest                                                                     $  1,521,888          $ 1,037,000

  Income taxes                                                                 $         --          $    30,000

 Loans transferred from held for sale to held for investment                   $         --          $   221,000

                                           GENEVA FINANCIAL CORP. AND SUBSIDIARY
                                     (f/k/a PMCC FINANCIAL CORP. AND SUBSIDIARY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization

     Geneva Financial Corp. (the "Company") (formerly PMCC Financial Corp.), a Delaware corporation, was organized in 1998 to own the stock of Geneva Mortgage Corp. ("Geneva") and its subsidiaries. On February 17, 1998, the Company completed an initial public offering ("IPO") of common stock through the issuance of 1,250,000 shares at an initial public offering price of $9.00 per share. Effective November 21, 2001, PMCC Mortgage Corp. changed its name to Geneva Mortgage Corp. During 2003, PMCC Financial Corp. changed its name to Geneva Financial Corp. The Company's common stock is currently trading on the Pink Sheets under the symbol "GNVN".

     Geneva is a mortgage banker conducting business in thirteen states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activities during the years ended December 31, 2003 and 2002 consist of the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis. Effective August 2002 management committed to a plan to discontinue the residential rehabilitation segment (see Note 15). Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.


NOTE 2 - Significant Accounting Policies

     Use of Estimates
     ----------------
     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include management's judgments associated with reserves for mortgages held for sale and investment, deferred tax asset valuation allowance, and other asset valuations. Actual results could differ from those estimates.

     Consolidation
     -------------
     The consolidated financial statements of the Company include the accounts of the Company, Geneva and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------
     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market accounts and other short-term liquid investments with an original maturity of three months or less.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2003.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the financial statements shown for the prior year to have them conform to current year's classifications.

     Mortgage Loans Held For Sale
     ----------------------------
     Mortgage loans held for sale, including any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors, net of reserves for recourse mortgages. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost. The Company follows a strategy of selling all of its originated loans on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. As of December 31, 2003 the amount of loans sold without recourse that may be subject to repurchase was approximately $42.2 million. The Company has reserved $50,000 as of December 31, 2003 to cover the estimated loss exposure related to the loan origination process defects that are inherent for these loans.

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities or treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. The Company accounts for these hedges as provided under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation.

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

     Mortgage Loans Held For Investment
     ----------------------------------
     Mortgage loans held for investment are stated at their principal amount outstanding, net of an allowance for loan losses. There was an allowance of $25,000 at December 31, 2003. Loans are generally placed on a non-accrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield.

     Other Receivables
     -----------------
     Other receivables consist primarily of amounts due from the Company's bank on credit card receipts, and notes and other amounts due from employees. Advances and notes due from former employees are retained on the books but are fully reserved. Reserves for uncollectible receivables were $203,385 at December 31, 2003.

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

     Loan Origination Fees
     ---------------------
     Loan origination fees received and direct costs of originating loans are deferred and recognized as income or expense when the loans are sold to investors. Deferred origination costs, net of loan origination fees, were $1,140,458 at December 31, 2003 and are included in "Mortgage loans held for sale, net" in the accompanying consolidated balance sheet.

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

     Earnings Per Share
     ------------------
     Basic earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. Approximately 38,000 and 48,000 options were not included in the weighted average number of shares of common stock and common stock equivalents calculation at December 31, 2003 and 2002, respectively, because the exercise price of these options were greater than the average market price of the common stock for the period.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Year Ended December 31,
                                                                                2003                   2002
                                                                        --------------------- -----------------------
      Numerator:
          Net income                                                          $642,150            $2,375,305
                                                                               =======             =========

                                                                                  Year Ended December 31,
                                                                                2003                   2002
                                                                        --------------------- -----------------------
      Denominator for basic EPS:
          Weighted average shares outstanding                                 3,907,000             3,875,219

      Effect of dilutive securities:
          Stock options                                                         249,211               236,798

          Denominator for diluted earnings per share                          4,156,211             4,112,017
                                                                              =========             =========

     Stock-Based Compensation
     ------------------------
     At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 8. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value
     recognition   provisions   of  SFAS  No.   123  to   stock-based   employee
     compensation.

                                                                                        Year Ended December 31,
                                                                                            2003           2002
                                                                                    ---------------- ----------------
      Net income as reported                                                              $642,150       $2,375,305

      Deduct:  Total stock-based  employee  compensation  expense determined under
      fair value-based method for all awards, net of related tax effect                      9,333           20,353
                                                                                          --------       ----------
      Pro forma net income                                                                $632,817       $2,354,952
                                                                                          ========       ==========

      Basic net income  per share as reported                                                 $.16             $.61
                                                                                              ====             ====

      Basic pro forma income per share                                                        $.16             $.61
                                                                                              ====             ====

      Diluted net income per share as reported                                                $.15             $.58
                                                                                              ====             ====

      Diluted pro forma net income per share                                                  $.15             $.57
                                                                                              ====             ====

     No options were granted in 2003. The fair value of options at date of grant in 2002 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:




                                                                                                   2002
                                                                                           --------------------
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



     The weighted average fair value of each option at date of grant using the fair value based method during 2002 was estimated at $0.10.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002. In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this business at any time in the foreseeable future (Note
     15). The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company has adopted SFAS No. 145 in the first quarter of 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December
     31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, as amended in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.


NOTE 3 - Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment and their related useful lives are summarized as follows:

                                                        December 31,
                                                            2003         Life in Years
                                                   ------------------- ------------------
         Furniture and fixtures                         $   284,687            7
         Computer and office equipment                    1,254,756            5
                                                          ---------            -
                                                          1,539,443

         Accumulated depreciation                        (1,068,233)
                                                         ----------

         Furniture, fixtures and equipment, net         $    471,210
                                                        ============

     Depreciation expense related to furniture, fixtures and equipment, included in other general and administrative expense in the consolidated statements of operations, amounted to $187,971 and $178,824 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4 - Notes Payable

     Notes payable consists of the following at December 31, 2003:

           Warehouse lines of credit
           IMPAC Line (a)                                    $21,370,779
           Provident Line (b)                                  3,315,692
           Gateway Line (c)                                      812,200
           Promissory note payable (d)                           236,833
                                                             -----------

                                                             $25,735,504
                                                             ===========

     At December 31, 2003, substantially all of the mortgage loans held for sale and investment were pledged to secure notes payable under warehouse lines of credit agreements.

     (a) On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line originally provided a committed warehouse line of credit of $20 million for the Company's mortgage originations only. Interest was originally based on the prime rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million, and amended a financial covenant. Additionally, it reduced the interest payable to the prime rate. Initially, the amendment required the Company to obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, however, IMPAC waived this requirement in November 2003. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial and other covenants.

     (b) On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings and the cash collateral account. Interest payable is variable monthly based on the One Month Libor Rate as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time the loan has been outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. In addition, the Company is required to maintain certain financial covenants.

     (c) On November 10, 2003, the Company entered into a Master Mortgage Loan Purchase Agreement that provides the Company with a warehouse facility (the "Gateway Line") through Gateway Bank, F.S.B. ("Gateway"). The Gateway Line provides a committed warehouse line of credit up to $10 million for the Company's mortgage originations only. The Gateway Line is secured by the mortgage loans funded with proceeds of such borrowings. Interest is variable and payable based on the prime rate as published in the Federal Reserve Statistical Release plus 1.50% with a minimum interest rate of 5.50%. The Gateway Line is renewed annually and may be terminated by written instruction by either party. In addition, the Company is required to maintain certain financial covenants.

     (d) In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest is variable and payable based on the prime rate as designated by Signature Bank plus 1.50% (5.50% at December 31, 2003). The total amount outstanding on the promissory note was $236,833 at December 31, 2003.

     Maturities of the promissory note at December 31, 2003 is as follows:

                         For the Year
                      Ending December 31,                 Amount
                 ------------------------------ ---------------------
                             2004                       $116,667
                             2005                        116,667
                             2006                          3,499
                                                        --------

                             Total                      $236,833
                                                        ========


NOTE 5 - Income Taxes

     The following summarizes the components of the benefit for current and deferred income taxes for the years ended December 31, 2003 and 2002:

                                                 2003              2002
                                            ---------------- -----------------
         Current:

           Federal                          $           --     $         --
           State and local                              --               --
                                            --------------     -------------

                  Total Current             $           --     $         --
                                            --------------     -------------

         Deferred
           Federal                          $           --     $    829,000
           State and local                              --          171,000
                                            --------------     ------------
                  Total Deferred                        --        1,000,000
                                            --------------     ------------
                  Income Tax Benefit        $           --     $  1,000,000
                                            ==============     ============

     During the year ended December 31, 2003, the Company utilized approximately $294,000 of net operating loss carryforwards. The Company has a net operating loss carryforward for New York State tax and Federal tax purposes of approximately $8,762,000 and $6,747,000, as of December 31, 2003, which expires through 2021.

     The valuation allowance decreased approximately $241,000 at December 31, 2003. The Company believes that it is more likely than not, to use at least a portion of its net operating loss carryforward.

     The components of deferred tax assets and liabilities at December 31, 2003 consist of the following:

          Net operating loss carryforward                  $2,907,000
          Loan origination fees                              (468,000)
          Reserves                                            114,000
          Other, net                                          (53,000)
                                                              -------
                                                            2,500,000

          Valuation allowance                              (1,500,000)
                                                           ----------

          Net deferred tax asset                           $1,000,000
                                                           ==========

     The benefit for income taxes for 2003 and 2002 differ from the amounts computed by applying federal statutory rates due to:

                                                                 Year Ended December 31,
                                                                2003                2002
                                                          ------------------ -------------------
          Tax at Federal statutory rate of 34%                   $(218,000)       $  (468,000)
          State income taxes, net of Federal benefit               (30,000)           (64,000)
          Valuation allowance                                      241,000          1,512,000
          Other, net                                                 7,000             20,000
                                                                     -----             ------

                  Total Income Tax Benefit                       $      --        $ 1,000,000
                                                             =============         ==========

NOTE 6 - Non-cancelable Operating Leases

     The Company is obligated under various operating lease agreements relating to branch and executive offices. Lease terms expire at various dates through 2008, subject to renewal options. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following schedule represents future annual minimum rental payments required under non-cancelable operating leases for office space and equipment:

                            For the
                    Year Ending December 31,             Amount
                  ----------------------------- -------------------
                              2004                    $  313,945
                              2005                       304,038
                              2006                       297,885
                              2007                       250,904
                              2008                        10,209
                                                      ----------
                     Total Minimum
                   Payments Required                  $1,176,981
                                                      ==========

     Total rent expense for the years ended December 31, 2003 and 2002 was approximately $286,000 and $167,000, respectively. In addition, in the year ended December 31, 2002, the Company incurred $276,000 in costs to finalize a settlement with the landlord at the Roslyn Heights office in order to terminate the remaining 4.5 years of the lease and termination of certain equipment leases. These costs are included in expenses relating to closing of the Roslyn Office in the accompanying financial statements (see Note
     12).


NOTE 7 - Employee Benefits

     The Company maintains a 401(k) salary deferral and profit sharing retirement plan (the "401(k) Plan") which was created effective January 1, 1994 for all employees who have completed three months of continuous service. The Company matches 50% of the first 5% of each employee's contribution. Profit sharing contributions are at the discretion of Management. The Company's 401(k) Plan matching contributions were approximately $16,945 and $12,000 for the years ended December 31, 2003 and 2002, respectively. The Company did not have any profit sharing contributions for the years ended December 31, 2003 and 2002.

NOTE 8 - Stock Option Plans

     The Company has three stock option plans: the 1997 Stock Option Plan (the "1997 Plan"), the Premiere Option Plan ("Premiere Plan") and the 2003 Equity Participation Plan (the "2003 Plan"). Under the three option plans, 1,750,000 common shares have been reserved for issuance. The 1997 Plan grants both qualified and non-qualified stock options. The Premiere Plan grants only qualified stock options. In June 2003 and October 2003, the Board of Directors and stockholders approved the adoption of the 2003 Plan, respectively . The 2003 Plan grants non-statutory and incentive stock options to employees and consultants. Under the plans, the exercise price of any incentive stock option will not be less than the fair market value of the common shares on the date of grant. The term of any option may not exceed ten years from the date of grant and the options' vesting varies based on the agreement terms. Approximately, 1,432,000 common shares are available for future grants.

     Option activity for all plans are as follows:

                                                                               Weighted average
                                                          Number of Shares      exercise price
                                                     ------------------- -----------------------
       Outstanding at January 1, 2002                         300,750                  $7.68
         Granted                                              300,000                   0.13
         Expired                                                   --                     --
         Forfeited                                           (252,500)                  7.66
                                                             --------                   ----

       Outstanding at December 31, 2002                       348,250                   1.19
         Granted                                                   --                     --
         Expired                                                   --                     --
         Forfeited                                            (30,000)                  2.58
                                                              -------                   ----

       Outstanding at December 31, 2003                       318,250                  $1.05
                                                              =======                  =====

       Options exercisable at December 31, 2003               238,250                  $1.37
                                                              =======                  =====

     On January 2, 2002, the Company issued 300,000 stock options under the 1997 Plan to members of the Company's Board of Directors. The exercise price of the options is $0.125 per share. The options vest over a three year period.

     The weighted average remaining contractual life of all the options is approximately 7.61 years.

NOTE 9 - Related-Party Transactions

     The Company had amounts due from a former officer of the Company in the amount $107,782 at December 31, 2001. These amounts consisted of general advances and a non-interest bearing note that had undefined repayment terms. In 2002, the amounts due from the former officer were forgiven in lieu of a severance payment.

     On April 24, 2001, the Company borrowed $63,125 from a trust whose sole trustee was then Ronald Friedman, then owner of 44% of the Company's outstanding stock and currently a consultant to the Company (and whose sole trustee is as of the date of this Annual Report Jennifer Friedman, Mr. Friedman's spouse). This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 12% per annum payable monthly. The note was secured by properties which the Company owned. The Company repaid $23,125 in May 2001 when a portion of the underlying collateral was sold by the Company. The note was paid in full during the year ended December 31, 2002. On October 18, 2001, the Company borrowed an additional $100,000 from the same trust. This loan was evidenced by a promissory note due and payable on demand with a maturity of one year. The interest rate on the note was 10% per annum payable monthly. The note was secured by certain receivables due to the Company. The balance due on the note at December 31, 2002 was $15,000. The note was paid in full during the first quarter of 2003.


NOTE 10 - Financial Instruments With Off-Balance Sheet Risk and Concentrations

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund, at locked in rates, approximately $3.0 million and $19.7 million of mortgage loans at December 31, 2003 and 2002, respectively.

     The Company enters into cash flow hedges in the form of Mortgage Backed Securities ("MBS") or Treasury note contracts to hedge the change in interest rates that may occur on locked in loan commitments to borrowers, which are eventually sold to investors. Pursuant to these contracts, the Company enters into commitments to purchase MBS or five and ten-year U.S. Treasury Notes with an outside party. Generally, no cash is exchanged at the outset of the contract. Gains or losses are recognized at the end of the contract, which is generally from one to three months in term. At December 31, 2003 and 2002, the

     Company had commitments to purchase $3 million of MBS. Before entering into a derivative transaction for hedging purposes, it is determined that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the determinative instrument from movement in interest rates. High effectiveness means that the change in the value of the derivative instrument will effectively offset the change in the fair value of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period. Any hedge ineffectiveness as defined by SFAS No. 133 as amended, is recognized in the statement of operations. The fair value of the derivatives accounted for using cash flow hedge accounting for the period ended December 31, 2003 were not material to the financial statements of the Company.

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

     The Company currently finances its mortgage banking operations with three warehouse facilities. The lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with similar facilities on comparable terms. However, a termination of the current warehouse facilities without immediate replacements could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.


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

     In 2001, Geneva was named one of the defendants in a lawsuit by one of Geneva's mortgage purchasers in an action entitled "Wells Fargo Funding, Inc. f/k/a Norwest Funding, Inc. v. Premiere Mortgage Corp. d/b/a PMC Mortgage Company v. Stewart Title Company". In October 2003, Geneva and Wells Fargo entered into a Settlement Agreement to settle this suit, whereby Geneva is obligated to pay to Wells Fargo a net total of approximately $1,082,700, subject to certain conditions. Pursuant to the Settlement Agreement, $393,000 has been paid to Wells Fargo, such amount having been furnished by Geneva's mortgage impairment insurance policy and Stewart Title Company. Subject to certain conditions, pursuant to the Settlement Agreement, Wells Fargo transferred real property to the Company and in December 2003 the Company sold the real property and paid Wells
     Fargo $460,000. Further, $200,000 plus interest at a rate of 3% per annum is payable to Wells Fargo by Geneva in 12 monthly installments that began in January 2004 and approximately $30,000 was paid in December 2003 following the execution of the Settlement Agreement, with such amounts expected to be collected from Geneva's Errors & Omissions policy.

     The Company permanently closed its office in Roslyn Heights, NY, in September 2000. In 2001, the Company's former landlord ("Roslyn, New York") sued the Company for full restitution under the original lease "LKM Expressway Plaza v. PMCC". The landlord was awarded a summary judgment in December 2001 by the court. In 2002, the Company settled the lawsuit by agreeing to pay the landlord $376,680 with interest thereon at 7.5% per annum payable in twelve monthly installments of $32,680, along with 100,000 shares of the Company's common stock, which was valued at $25,000. The Company incurred an additional expense beyond what was previously accrued of approximately $170,000, which was included in the expenses relating to the closing of the Roslyn office in the accompanying financial statements for the year ended December 31, 2002.

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

     Consulting Agreement
     --------------------
     In May 2000, the Company entered into a Consulting Agreement with Ronald Friedman to provide general business services to the Company as mutually agreed upon by the Company and Ronald Friedman. The Consulting Agreement's original term was for one year and is automatically renewed for consecutive one-year terms unless terminated in accordance with provisions of the agreement. The Consulting Agreement included annual compensation to Mr. Friedman of a consulting fee of $240,000, and commission of 6 basis points on all loans closed by the Company. In April 2001, Mr. Friedman's annual consulting fee was reduced to $120,000.


NOTE 13 - Segment and Product Information

     The Company previously operated in two separate business segments: mortgage banking and residential rehabilitation properties. With the disposal of the residential rehabilitation properties segment in 2002 (Note 15), the Company is currently operating in one business segment, mortgage banking.

     The Company originates mortgage loans in two sales channels; retail and wholesale. For 2003, 57% of the Company's mortgage originations were derived from the retail sales channel and 43% the from the wholesale sales channel. For 2002, 45% of the Company's mortgage originations were derived from the retail sales channel and 55% from the wholesale sales channel.


NOTE 14 - Stockholders' Equity

     Effective July 28, 2000, the Company announced that Internet Business's International, Inc. ("IBUI") agreed to purchase the 2,460,000 shares of the Company held by Ronald Friedman, Robert Friedman and The Ronald Friedman 1997 Grantor Retained Annuity Trust (collectively, the "Sellers") in a private transaction (the "Transaction"). This purchase represented 66.36% of the 3,707,000 shares of common stock of the Company then outstanding. IBUI is a holding company with a variety of Internet subsidiaries that trades publicly under the symbol IBUI on the NASDAQ Bulletin Board. The Company has been informed by the Sellers that certain payments due under the agreement by IBUI to purchase shares of the Company's stock from the Sellers were not made and that an event of default has been declared against IBUI under this purchase agreement and the shares held in escrow have been returned to the Sellers. On March 2, 2001 IBUI filed an action against the Sellers for rescission of the purchase of the Company stock and return of the moneys expended. On August 16, 2001 the Sellers filed an action against IBUI for the balance of the amounts due under the purchase agreement. A settlement in principle has been reached, in which all parties agreed to terminate the action. The Company expects a formal settlement agreement to be executed in the future. Under the contemplated agreement, among other things, if IBUI decides to sell its shares of Common Stock of the Company, it must obtain the consent of the Company prior to such sale. However, no assurance can be made that the formal settlement agreement will be consummated due to, among other things, the possibility that the parties may not agree on certain terms. At December 31, 2003 the transfer agent has indicated that IBUI owns 269,230 shares of Company stock or 6.89% of the total shares outstanding.


NOTE 15 - Discontinued Operations

     In August 2002, the Company's management committed to a plan to discontinue the residential rehabilitation properties segment line of operations with no intention of getting back into this line at any time in the foreseeable future. This determination was based upon the fact that there have been no rehabilitation properties purchased since early 2000 and the Company has been selling off the properties on hand since then. Also, the Company does not have a warehouse line in place to purchase any new properties nor does it intend to pursue such a line. At December 31, 2002, the Company had no remaining properties.

     Operating results of the residential rehabilitation property segment was as follows:

                                                                                             Year Ended
                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                       2003                 2002
                                                                                  ---------------- -----------------

         Sales of Residential Rehabilitation Properties                           $     -                $ 337,518
                                                                                  ==============         =========

         Loss From Discontinued Operations                                        $     -                $(347,402)
                                                                                  ==============         =========

There was no income tax liability or benefit associated with the losses on discontinued operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004

                          GENEVA FINANCIAL CORP.


                          By  /s/ Keith Haffner
                          ------------------------
                            Keith Haffner, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

          Signature                                     Title                                   Date
-----------------------------       ------------------------------------------------   ---------------------

By:     /s/ Keith S. Haffner        President, Chief Executive Officer and Director       March 29, 2004
    -----------------------------   (Principal Executive Officer)
           Keith Haffner

By:     /s/ Stanley Kreitman        Chairman of the Board of Directors                    March 29, 2004
    -----------------------------
          Stanley Kreitman

By:       /s/ Noel Ratner           Chief Financial Officer                               March 29, 2004
    -----------------------------   (Principal Financial Officer and Principal
            Noel Ratner             Accounting Officer)

By:       /s/ Joel L. Gold          Director                                              March 29, 2004
    -----------------------------
            Joel L. Gold

By:       /s/ Warren Katz           Director                                              March 29, 2004
    -----------------------------
            Warren Katz
