Form 10QSB
period 2004-03-31
GENEVA FINANCIAL CORP
filed 2004-05-17
CIK 1048275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

                        For the transition period from _____ to _____

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

                                 (516) 255-1700
                      (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Fiscal Report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X] No [ ]

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 12, 2004: 3,907,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                             GENEVA FINANCIAL CORP.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


Part I - Financial Information                                                Page No
                                                                              -------
 Item 1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Income (Unaudited)
             Three Months Ended March 31, 2004 and 2003                         3

          Condensed Consolidated Balance Sheet
             March 31, 2004 (Unaudited)                                         4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2004 and 2003                         5

          Notes to Condensed Consolidated Financial Statements (Unaudited)      6-13

 Item 2.  Management's Discussion and Analysis or Plan of Operation             13-17

 Item 3.  Controls and Procedures                                               17

Part II - Other Information

 Item 1.  Legal Proceedings                                                     18

 Item 2.  Changes in Securities and Small Business Issuer Purchases
             of Equity Securities                                               18

 Item 3.  Defaults Upon Senior Securities                                       18

 Item 4.  Submission of Matters to a Vote of Security Holders                   18

 Item 5.  Other Information                                                     18

 Item 6.  Exhibits and Reports on Form 8-K                                      18

Signatures                                                                      20



                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                     2004                2003
                                                                     ----                ----
Revenues:
Gains on sale of mortgage loans, net                                $1,903,417         $2,510,090
Interest earned                                                        522,687            504,350
                                                                    ----------         ----------
   Total Revenues                                                    2,426,104          3,014,440
                                                                    ----------         ----------

Expenses:
Compensation and benefits                                            1,110,516          1,197,799
Interest expense                                                       258,150            360,304
Other general and administrative                                       844,915            999,268
                                                                    ----------          ---------
   Total Expenses                                                    2,213,581          2,557,371
                                                                    ----------          ---------
         Net income                                                 $  212,523          $ 457,069
                                                                    ==========          =========

Earnings per share of common stock:
 Basic:
         Net income per share                                            $0.05              $0.12
                                                                         =====              =====

Weighted average number of shares of common
 stock outstanding                                                   3,907,000          3,907,000
                                                                     =========          =========

Diluted:
         Net income per share                                            $0.05              $0.11
                                                                         =====              =====

Weighted average number of shares of common
 stock and common stock equivalents outstanding                      4,148,111          4,160,988
                                                                     =========          =========


See accompanying notes to condensed consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                                                           March 31,
                                                                             2004
                                                                             ----
Assets
Cash and cash equivalents                                                 $ 1,900,112
Mortgage loans held for sale, net                                          33,011,016
Mortgage loans held for investment, net                                       132,987
Accrued interest receivable                                                   161,221
Other receivables, net                                                        713,695
Furniture, fixtures and equipment, net                                        427,023
Prepaid expenses and other assets                                              97,452
Deferred taxes                                                              1,000,000
                                                                          -----------

Total assets                                                              $37,443,506
                                                                          ===========

Liabilities and stockholders' equity
Liabilities
Notes payable-principally warehouse lines of credit                       $31,771,859
Accrued expenses and other liabilities                                        609,246
                                                                          -----------

Total liabilities                                                          32,381,105
                                                                          -----------

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 40,000,000 shares authorized;
 3,950,000 shares issued; 3,907,000 shares outstanding                         39,500
Additional paid-in capital                                                 11,066,538
Accumulated deficit                                                        (5,789,166)
Treasury stock, 43,000 shares, at cost                                       (254,471)
                                                                         ------------
Total stockholders' equity                                                  5,062,401
                                                                         ------------

Total liabilities and stockholders' equity                                $37,443,506
                                                                          ===========


See accompanying notes to condensed consolidated financial statements.


                      GENEVA FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                    2004              2003
                                                                                    ----              ----
Cash flows from operating activities:
Net income                                                                       $ 212,523      $   457,069

  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                44,187           47,495
  Changes in operating assets and liabilities:
       Mortgage loans held for sale and investment, net                         (6,334,008)      14,005,373
       Accrued interest and other receivables, net                                 499,767           83,445
       Prepaid expenses and other assets                                           (14,107)          (9,727)
       Accrued expenses and other liabilities                                      (35,992)        (265,224)
                                                                                ----------      -----------

Total adjustments                                                               (5,840,153)      13,861,362
                                                                                ----------      -----------

Net cash  (used in) provided by operating activities                            (5,627,630)      14,318,431
                                                                                ----------      -----------
Cash flows from investing activities:
       Purchase of furniture, fixtures and equipment                                     -          (47,964)
                                                                                ----------      -----------

Cash flows from financing activities:
       Net increase (decrease) in notes payable- principally warehouse
           lines of credit                                                       6,036,355      (14,014,340)
                                                                                ----------      -----------

Net increase in cash and cash equivalents                                          408,725          256,127

Cash and cash equivalents - beginning of period                                  1,491,387          935,264
                                                                                ----------      -----------

Cash and cash equivalents - end of period                                       $1,900,112      $ 1,191,391
                                                                                ==========      ===========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
        Interest                                                                 $ 303,490        $ 450,666
                                                                                 =========        =========
        Income taxes                                                             $  18,943        $   2,042
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

     Geneva is a mortgage banker conducting business in thirteen states and operating primarily from offices in New York, New Jersey and Florida. Geneva's principal business activity during the three months ended March 31, 2004 and 2003 consists of the origination of residential mortgage loans and the sale of such loans in the secondary market on a servicing released basis. Residential mortgage loans are sold on a non-recourse basis except for indemnifications or buybacks required for certain early payment defaults or other defects.

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which sales typically peak during the spring and summer seasons and decline from January through March. Refinancings tend to be less seasonal and more closely related to changes in interest rates.

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management necessary for a fair presentation of the Company's financial condition as of the dates indicated and the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing the accompanying condensed consolidated financial statements, management is required to make estimates and assumptions that reflect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet and of income and expenses for the periods presented in the condensed consolidated statements of income. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.


     Stock Options and Similar Equity Instruments

     At March 31, 2004, the Company had three stock option plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148,
     "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the
     Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for
     Stock Issued to Employees", and related interpretations including Financial
     Accounting  Standards Board  Interpretation No. 44, "Accounting for Certain
     Transactions Involving Stock Compensation" an interpretation of APB No. 25.
     No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS
     No. 123 to stock-based employee compensation.


                                                                            Three Months Ended March 31,
                                                                     ---------------------------------------
                                                                             2004                2003
                                                                             ----                ----
     Net Income as Reported                                                  $212,523           $457,069

     Deduct:  Total stock- based employee
      compensation expense determined under fair
      value-based  method for all awards, net of
      related tax effect                                                        2,327             10,000
                                                                             --------           --------

     Pro Forma Net Income                                                    $210,196           $447,069
                                                                             ========           ========

     Basic Net Income Per Share as Reported                                      $.05               $.12
                                                                                 ====               ====

     Basic Pro Forma Net Income Per Share                                        $.05               $.11
                                                                                 ====               ====

     Diluted Net Income Per Share as Reported                                    $.05               $.11
                                                                                 ====               ====

     Diluted Pro Forma Net Income Per Share                                      $.05               $.11
                                                                                 ====               ====


     There were no options granted during the three months ended March 31, 2004.

3.   Recently Issued Accounting Pronouncements

     The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. The accounting requirements of SAB 105 are effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the consolidated financial statements.


     In January 2003,  as amended in December  2003,  the  Financial  Accounting
     Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for periods ending December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. The Company has determined that the adoption of FIN 46 will have no effect on its consolidated financial position, results of operations or cash flows.

4.   Mortgage Loans Held For Sale

     Mortgage loans held for sale, including any deferred loan origination fees or costs, are carried at the lower of cost or market value as determined by outstanding commitments from investors, net of reserves for recourse mortgages. Gains resulting from sales of mortgage loans are recognized as of the date the loans are sold to permanent investors. Losses are recognized when the market value is determined to be lower than cost. The Company follows a strategy of selling all of its originated loans on a non-recourse basis. This strategy allows the Company to (i) generate near-term cash revenues, (ii) limit the Company's exposure to interest rate fluctuations and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The Company sells loans without recourse that may have to be subsequently repurchased if a defect that occurred during the loan's origination process results in a violation of a representation or warranty made in connection with the sale of the loan. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred and if such defects give rise to a violation of a representation or warranty made to the investor in connection with the sale. If such a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. During the first quarter of 2004, the Company was required to indemnify IMPAC (see Note 8) for two loans in the amount of approximately $324,000. The indemnification resulted from the borrowers defaulting on their loans. The properties were then foreclosed by IMPAC and the properties were sold at approximately 50% below the appraised fair market value. The losses were not covered by the Company's Errors and Omissions policy. The amount was recorded as a reduction to the gains on sale of mortgage loans for the three months ended March 31, 2004. As of March 31, 2004 the amount of loans sold without recourse that may be subject to repurchase was approximately $64.4 million. The Company has reserved $50,000 as of March 31, 2004 to cover the estimated loss exposure related to the loan origination process defects that are inherent for these loans.

5.   Income Taxes

     The Company accounts for income taxes under the liability method as required by SFAS No. 109. The Company has net operating loss carryforwards for New York State tax and Federal tax purposes of approximately $8,739,000 and $6,724,000 at March 31, 2004, respectively, which expire through 2021. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $2,460,000 as of March 31, 2004, have been offset by a corresponding valuation allowance of $1,460,000. The Company recorded a deferred tax provision of approximately $88,000, offset by a corresponding adjustment to its valuation allowance, during the three months ended March 31, 2004.

6.   Earnings Per Share of Common Stock

     Basic earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. Approximately 38,250 and 49,750 options were not included in the dilutive earnings per share calculation because the exercise price of these options were greater the average market price of the common stock, for the quarters ended March 31, 2004 and 2003, respectively.

     The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                    Three Months Ended March 31,
                                                      2004                2003
                                                      ----                ----
      Numerator:
       Net income                                   $ 212,523         $ 457,069
                                                    =========         =========

      Denominator:
       Weighted average shares                      3,907,000         3,907,000

      Effect of dilutive securities:
       Employee stock options                         241,111           253,988
                                                    ---------         ---------

      Denominator for diluted earnings per share-
       adjusted weighted average shares after
       assumed  conversions                          4,148,111        4,160,988
                                                    ==========        =========

7.   Notes Payable

     At March 31, 2004, substantially all of the mortgage loans held for sale and investment were pledged to secure notes payable under warehouse lines of credit agreements. The notes are repaid as the related mortgage loans are sold.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line originally provided a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest was originally based on the prime rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million, and amended a financial covenant. Additionally, it reduced the interest payable to the prime rate. The agreement also provides that, if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. Subsequently, IMPAC waived this condition and approved the increase. On May 1, 2004, the index on the warehouse line changed from the prime rate to one-month LIBOR plus 2.9%. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at March 31, 2004 was approximately $27.6 million.


     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on one-month LIBOR as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time the loan is outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at March 31, 2004 was approximately $3.1 million.

     On November 10, 2003, the Company entered into a Master Mortgage Loan Purchase Agreement that provides the Company with a warehouse facility (the "Gateway Line") through Gateway Bank, F.S.B. ("Gateway"). The Gateway Line provides a committed warehouse line of credit up to $12 million for the Company's mortgage originations only. The Gateway Line is secured by the mortgage loans funded with proceeds of such borrowings. Interest is variable and payable based on the prime rate as published in the Federal Reserve Statistical Release H.15 (519) plus 1.50% with a minimum interest rate of 5.50%. The Gateway Line is renewable annually and may be terminated by written instruction by either party. The total amount outstanding on the Gateway Line was $868,626 at March 31, 2004.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $208,000 at March 31, 2004.

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

     In the ordinary course of business, the Company had issued commitments to borrowers to fund, at locked in interest rates, approximately $29.7 million of mortgage loans at March 31, 2004. These interest rate loan commitments ("IRLC") that relate to a mortgage loan that will be held for sale are accounted for as derivative instruments at fair value under SFAS No. 133, as amended. Any change in the fair value of the IRLC between the lock in date and the reporting date is recognized currently in operations. During the three months ended March 31, 2004, the change in the fair value of the loan commitments was not material.

     The Company reduces its exposure to interest rate fluctuations related to its IRLCs, by entering into contracts to sell either Mortgage Backed Securities ("MBS") or treasury notes. Generally, no cash is exchanged at the outset of these contracts. Generally these contracts do not qualify for hedge accounting pursuant to SFAS No. 133, as amended, accordingly the gains or losses are recognized currently in operations. At March 31, 2004, the notional amount of the MBS contracts was $3 million. The unrealized gains/losses of the MBS contracts for the period ended March 31, 2004 were not material to the financial statements of the Company.

     In the normal course of its mortgage banking activities, the Company enters into contracts to sell the mortgage loans that it originates. The Company commits to sell the loans at specified prices in future periods, generally up to 30 days from the date of the contract directly to permanent investors. The effect of these sales contracts has been to eliminate the Company's exposure to interest rate risk for the applicable mortgage loans held for sale.

     The Company may be exposed to a concentration of credit risk from a regional economic standpoint as loans were primarily originated in Florida and the New York Metropolitan area.

     The Company currently finances its mortgage banking operations with three warehouse facilities (the IMPAC Line, the Provident Line, and the Gateway Line - see Note 7). These lines have no stated expiration date, but are terminable by either party upon written notice. Management believes that there are other financial institutions that could provide the Company with a similar facility on comparable terms. However, a termination of the current warehouse facilities without an immediate replacement could cause an interruption to the Company's operations and possible loss of revenue, which would affect operating results adversely.

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

     In 2001, Geneva was named one of the defendants in a lawsuit by one of Geneva's mortgage purchasers in an action entitled "Wells Fargo Funding, Inc. f/k/a Norwest Funding, Inc. v. Premiere Mortgage Corp. d/b/a PMC Mortgage Company v. Stewart Title Company". In October 2003, Geneva and Wells Fargo entered into a Settlement Agreement to settle this suit, whereby Geneva is obligated to pay to Wells Fargo a net total of approximately $1,082,700, subject to certain conditions. Pursuant to the Settlement Agreement, $393,000 has been paid to Wells Fargo, such amount having been furnished by Geneva's mortgage impairment insurance policy and Stewart Title. Subject to certain conditions, pursuant to the Settlement Agreement, Wells Fargo transferred certain real property to the Company and in December 2003 the Company sold the real property and paid Wells Fargo $460,000. Further, $200,000 plus interest at a rate of 3% per annum is payable to Wells Fargo by Geneva in 12 monthly installments that began in January 2004 and approximately $120,000 was paid following the execution of the Settlement Agreement, with such amounts expected to be collected from Geneva's Errors & Omissions policy. The Company currently has approximately $270,000 included in other receivables and $180,000 in accrued liabilities related to the settlement with Wells Fargo as of March 31, 2004.

10.  Segment and Product Information


     The Company operates in one business segment, namely, mortgage banking.

     The Company originates mortgage loans in two sales channels, retail and wholesale. During the three months ended March 31, 2004 and 2003, approximately 41% and 57% of the Company's mortgage originations were derived from the retail sales channel and approximately 59% and 43% from the wholesale channel, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information contained in this Quarterly Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Quarterly Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

o the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates;
o the strength of various segments of the economy and demographics of our lending markets;
o    the direction of interest rates;
o    the relationship between mortgage interest rates and cost of funds;
o    federal and state regulation of our mortgage banking operations;
o    competition within the mortgage banking industry;
o    our  management  of cash flow and
o    efforts to improve quality control.

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

     Results of Operations

     Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:


                                                   Quarters Ended March 31
                                                   -----------------------
                                                    2004             2003
                                                   -----------------------

     Gains of sales of mortgage loans, net         $1,903,417    $2,510,090
     Interest earned                                  522,687       504,350
                                                   ----------    ----------
     Total revenues                                $2,426,104    $3,014,440
                                                   ==========    ==========

     Gains on sales of mortgage loans decreased $606,673, or 24%, to $1.9 million for the quarter ended March 31, 2004 from $2.5 million for the quarter ended March 31, 2003. This decrease was primarily due to a decrease in loan volume due to a rise in interest rates that impact the refinance market. Mortgage loan originations were $85.0 million and $117.2 million for the quarters ended March 31, 2004 and 2003, respectively. This 27% decrease was primarily the result of the decrease in retail loan sales to $35.1 million for the quarter ended March 31, 2004 from $66.7 million for the quarter ended March 31, 2003 as well as a decrease in wholesale loan originations to $49.9 million for the quarter ended March 31, 2004 from $51.3 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, approximately 41% of the Company's mortgage originations were derived from its retail mortgage operations compared to 57% for the quarter ended March 31, 2003. During the first quarter of 2004, the Company was required to indemnify IMPAC for two loans in the amount of approximately $324,000. The indemnification resulted from the borrowers defaulting on their loans. The properties were then foreclosed by IMPAC and the properties were sold at approximately 50% below the appraised fair market value. The losses were not covered by the Company's Errors and Omissions policy. The amount was recorded as a reduction to the gains on sale of mortgage loans for the three months ended March 31, 2004.

     Interest earned increased $18,337, or 4%, to $523,000 for the quarter ended March 31, 2004 from $504,000 for the quarter ended March 31, 2003. This increase was primarily due to higher interest rates combined with higher outstanding balances over a longer period of time, partially offset by lower volume for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                                       Quarters Ended March 31
                                                      --------------------------
                                                         2004            2003
                                                         ----            ----

     Compensation and benefits                        $1,110,516     $ 1,197,799
     Interest expense                                    258,150         360,304
     Other general and administrative                    844,915         999,268
                                                      ----------     -----------
     Total expenses                                   $2,213,581     $ 2,557,371

     Compensation and benefits decreased $87,283, or 7%, to $1.1 million for the quarter ended March 31, 2004 from $1.2 million for the quarter ended March 31, 2003. This decrease was primarily due to lower sales salaries and commission, which are based substantially on mortgage loan originations. These costs are volume driven and decreased due to the decrease in retail loan originations.

     Interest expense decreased $102,154, or 28%, to $258,000 for the quarter ended March 31, 2004 from $360,000 for the quarter ended March 31, 2003. This decrease was primarily attributable to higher balances and higher interest rates on the Company's warehouse facility for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2004.

     Other general and administrative expense decreased $154,353, or 15%, to $845,000 for the quarter ended March 31, 2004 from $999,000 for the quarter ended March 31, 2003. This decrease was primarily due to decreased expenses in connection with obtaining leads through the internet and decreased warehouse fees, partially offset by increased legal and professional fees.

     Liquidity and Capital Resources

     At March 31, 2004 the Company's principal financing needs consist of funding mortgage loan originations. To meet these needs, the Company currently relies on borrowings under three warehouse lines of credit and cash flow from operations. The amount of outstanding borrowings under the warehouse lines of credit at March 31, 2004 was $31.5 million. The mortgage loans funded with the proceeds from such borrowings secure the warehouse lines of credit.

     On February 28, 2000, the Company entered into a Master Repurchase Agreement that provides the Company with a warehouse facility (the "IMPAC Line") through IMPAC Warehouse Lending Group ("IMPAC"). The IMPAC Line originally provided a committed warehouse line of credit of $20 million for the Company's mortgage originations only. The IMPAC Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest was originally based on the prime rate as posted by Bank of America, N.A. plus 0.50%. Effective June 18, 2003, the Company entered into an amendment with IMPAC, which increased the credit line to $40 million, and amended a financial covenant. Additionally, it reduced the interest payable to the prime rate. The agreement also provides that, if the Company does not obtain an increase in the Provident Line (described below) to $15 million by August 4, 2003, IMPAC may reconsider the increase. Subsequently, IMPAC waived this condition and approved the increase. On May 1, 2004, the index on the warehouse line changed from the prime rate to one-month LIBOR. The IMPAC Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line at March 31, 2004 was approximately $27.6 million.

     On August 29, 2002, the Company entered into a Warehouse and Security Agreement and Servicing Agreement that provides the Company with a warehouse facility (the "Provident Line") through The Provident Bank ("Provident"). The Provident Line provides a committed warehouse line of credit of $5 million for the Company's mortgage originations only. The

     Provident Line is secured by the mortgage loans funded with the proceeds of such borrowings. Interest is variable and payable monthly based on one-month LIBOR as published by the Wall Street Journal on the last business day of the prior month plus from 4.43% to 8.43% depending on the type of loan and the length of time outstanding on the line. The Provident Line has no stated expiration date but is terminable by either party upon written notice. The balance outstanding on this line was approximately $3.1 million on March 31, 2004.

     On November 10, 2003, the Company entered into a Master Mortgage Loan Purchase Agreement that provides the Company with a warehouse facility (the "Gateway Line") through Gateway Bank, F.S.B. ("Gateway"). The Gateway Line provides a committed warehouse line of credit up to $12 million for the Company's mortgage originations only. The Gateway Line is secured by the mortgage loans funded with proceeds of such borrowings. Interest is variable and payable based on the prime rate as published in the Federal Reserve Statistical Release H.15 (519) plus 1.50% with a minimum interest rate of 5.50%. The Gateway Line is renewable annually and may be terminated by written instruction by either party. The total amount outstanding on the Gateway Line was $868,626 at March 31, 2004.

     The Company expects that the existing IMPAC Line along with the Provident Line and Gateway Line will be sufficient to fund all anticipated loan originations for the current year. The Company is currently pursuing additional credit lines with other facilities.

     In November 2002, the Company entered into a promissory note with Signature Bank, N.A. for $350,000, which is secured by certain furniture and equipment and is payable in monthly installments of $9,722 over a period of three years. Interest payable is variable based on the Prime Rate as designated by Signature Bank plus 1.50%. The balance outstanding on the note was approximately $208,000 at March 31, 2004.

     Net cash used in operations for the three months ended March 31, 2004 was $5.6 million, primarily due to an increase in mortgage loans held for sale. The Company used cash to increase the borrowings under its warehouse lines of credit by approximately $6.0 million.

     Item 3. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting each of them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                            PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information.

     Item 2. Changes in Securities and Small Business Issuer Purchases of Equity
     Securities

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

                 31.1             Rule  13a-14(a)/15d-14(a)-Certification  of Chief  Executive
                                  Officer  as  adopted   pursuant   to  Section   302  of  the
                                  Sarbanes-Oxley Act of 2002

                 31.2             Rule  13a-14(a)/15d-14(a)-Certification  of Chief  Financial
                                  Officer  as  adopted   pursuant   to  Section   302  of  the
                                  Sarbanes-Oxley Act of 2002

                 32.1             Certification  of Chief  Executive  Officer  Pursuant  to 18
                                  U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002

                 32.2             Certification  of Chief  Financial  Officer  Pursuant  to 18
                                  U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002


                                       17

          (b) Reports on Form 8-K.

               The Company filed no reports on form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant in accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENEVA FINANCIAL CORP.
                                 (Registrant)


                                  By: /s/ Keith S. Haffner
                                     ---------------------------
                                     Keith S. Haffner
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)

                                  By:/s/ Noel Ratner
                                     ---------------------------
                                     Noel Ratner
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Dated: May 17, 2004